Form 10-Q
period 1994-03-31
BELL ATLANTIC MARYLAND INC
filed 1994-05-13
CIK 19722

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                              ----------------

                                  FORM 10-Q
                              ----------------


           (Mark one)
              [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the quarterly period ended March 31, 1994

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


                       Telephone Number (410) 539-9900

                              ----------------


THE REGISTRANT, A WHOLLY OWNED SUBSIDIARY OF BELL ATLANTIC CORPORATION, MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No
                                        -----      -----

                       Bell Atlantic - Maryland, Inc.


                       PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
                STATEMENTS OF INCOME AND REINVESTED EARNINGS
                                 (Unaudited)
                           (Dollars in Thousands)

                                                 Three months ended
                                                     March 31,
                                                --------------------
                                                  1994       1993
                                                ---------  ---------
OPERATING REVENUES
  Local service...............................  $250,192   $244,719
  Network access..............................   127,804    121,461
  Toll service................................    29,307     29,088
  Directory advertising, billing services
   and other (including $10,697 and $10,330
   from affiliates)...........................    76,277     69,960
  Provision for uncollectibles................    (6,102)    (5,960)
                                                --------   --------
                                                 477,478    459,268
                                                --------   --------
OPERATING EXPENSES
  Employee costs, including benefits
   and taxes..................................   107,271    103,307
  Depreciation and amortization...............    94,767     87,545
  Other (including $85,700 and $78,272 to
   affiliates)................................   159,794    148,253
                                                --------   --------
                                                 361,832    339,105
                                                --------   --------
NET OPERATING REVENUES........................   115,646    120,163
                                                --------   --------

OPERATING INCOME TAXES
  Federal.....................................    32,095     31,748
  State.......................................     2,726      3,318
                                                --------   --------
                                                  34,821     35,066
                                                --------   --------

OPERATING INCOME..............................    80,825     85,097
                                                --------   --------

OTHER INCOME (EXPENSE)
  Allowance for funds used during
   construction...............................     1,319      1,201
  Miscellaneous - net.........................    (1,171)      (645)
                                                --------   --------
                                                     148        556
                                                --------   --------
INTEREST EXPENSE (including $278 and $900 to
 affiliate)...................................    18,114     21,164
                                                --------   --------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
 IN ACCOUNTING PRINCIPLE......................    62,859     64,489

CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE
  Postemployment Benefits, Net of Tax.........       ---    (14,271)
                                                --------   --------

NET INCOME....................................  $ 62,859   $ 50,218
                                                ========   ========

REINVESTED EARNINGS
  At beginning of period......................  $460,246   $456,993
  Add: net income.............................    62,859     50,218
                                                --------   --------
                                                 523,105    507,211
  Deduct: dividends...........................    54,911     47,515
          other changes.......................       ---          3
                                                --------   --------
  At end of period............................  $468,194   $459,693
                                                ========   ========

                       See Notes to Financial Statements.

                       Bell Atlantic - Maryland, Inc.


                               BALANCE SHEETS
                                 (Unaudited)
                           (Dollars in Thousands)


                                   ASSETS
                                   ------
                                                  March 31,   December 31,
                                                     1994        1993
                                                  ---------   -----------
CURRENT ASSETS
  Accounts receivable:
    Customers and agents, net of allowances for
     uncollectibles of $19,886 and $20,028.......  $  273,145  $  278,176
    Parent and affiliates........................      53,334      55,541
    Other........................................      11,889      16,603
  Material and supplies..........................       6,463       7,123
  Prepaid expenses...............................      76,149      98,735
  Deferred income taxes..........................         213         342
  Other..........................................       3,418       3,418
                                                   ----------  ----------
                                                      424,611     459,938
                                                   ----------  ----------

PLANT, PROPERTY AND EQUIPMENT....................   5,164,201   5,097,901
  Less accumulated depreciation..................   1,921,935   1,847,677
                                                   ----------  ----------
                                                    3,242,266   3,250,224
                                                   ----------  ----------

OTHER ASSETS.....................................     139,689     150,796
                                                   ----------  ----------

TOTAL ASSETS.....................................  $3,806,566  $3,860,958
                                                   ==========  ==========


                       See Notes to Financial Statements.

                       Bell Atlantic - Maryland, Inc.


                               BALANCE SHEETS
                                 (Unaudited)
                           (Dollars in Thousands)


                   LIABILITIES AND SHAREOWNER'S INVESTMENT
                   ---------------------------------------



                                                  March 31,   December 31,
                                                    1994          1993
                                                  ----------  -----------
CURRENT LIABILITIES
  Debt maturing within one year:
   Affiliate...................................  $    8,717  $   26,001
   Other.......................................      31,911       7,022
  Accounts payable:
   Affiliates..................................     127,045     132,599
   Other.......................................     160,159     200,880
  Accrued expenses:
   Taxes.......................................      40,876      24,466
   Other.......................................      77,223      76,451
  Advance billings and customer deposits.......      37,332      36,851
                                                 ----------  ----------
                                                    483,263     504,270
                                                 ----------  ----------

LONG-TERM DEBT.................................     968,135     994,461
                                                 ----------  ----------

EMPLOYEE BENEFIT OBLIGATIONS...................     417,584     411,729
                                                 ----------  ----------

DEFERRED CREDITS AND OTHER LIABILITIES
  Deferred income taxes........................     361,010     366,213
  Unamortized investment tax credits...........      64,323      66,240
  Other........................................     218,637     232,379
                                                 ----------  ----------
                                                    643,970     664,832
                                                 ----------  ----------
SHAREOWNER'S INVESTMENT
  Common stock, one share, without par value,
   owned by parent.............................     825,420     825,420
  Reinvested earnings..........................     468,194     460,246
                                                 ----------  ----------
                                                  1,293,614   1,285,666
                                                 ----------  ----------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT..  $3,806,566  $3,860,958
                                                 ==========  ==========


                       See Notes to Financial Statements.

                       Bell Atlantic - Maryland, Inc.


                          STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                           (Dollars in Thousands)



                                                    Three months ended
                                                        March 31,
                                                   -------------------
                                                     1994       1993
                                                   --------   --------
NET CASH PROVIDED BY OPERATING ACTIVITIES ........ $168,467   $195,886
                                                   --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to plant, property and equipment......  (86,503)   (71,521)
  Other, net......................................    1,996      6,298
                                                    -------   --------
Net cash used in investing activities.............  (84,507)   (65,223)
                                                    -------   --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal repayments of borrowings and capital
   lease obligations..............................   (1,698)      (725)
  Net change in note payable to affiliate.........  (17,284)   (70,388)
  Dividends paid..................................  (54,911)   (47,515)
  Net change in outstanding checks drawn
   on controlled disbursement accounts............  (10,067)        52
                                                    -------   --------
Net cash used in financing activities.............  (83,960)  (118,576)
                                                    -------   --------

NET CHANGE IN CASH ...............................      ---     12,087


CASH, BEGINNING OF PERIOD ........................      ---        885
                                                    -------   --------


CASH, END OF PERIOD ..............................  $   ---   $ 12,972
                                                    =======   ========


                       See Notes to Financial Statements.

                       Bell Atlantic - Maryland, Inc.


                        NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)


(1)  Basis of Presentation

     The accompanying financial statements are unaudited and have been prepared by Bell Atlantic - Maryland, Inc. (formerly The Chesapeake and Potomac Telephone Company of Maryland) (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The December 31, 1993 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, these financial statements include all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of operations, financial position and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

(2)  Dividend

     On May 2, 1994, the Company declared and paid a dividend in the amount of $60,190,000 to Bell Atlantic Corporation (Bell Atlantic).

(3)  Restatement - First Quarter 1993

     Results of operations for the three months ended March 31, 1993 were restated in the fourth quarter of 1993 to reflect the cumulative effect of the adoption of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," effective January 1, 1993.

                       Bell Atlantic - Maryland, Inc.


                           SELECTED OPERATING DATA
                                 (Unaudited)
                                (In Thousands)


                                                  At March 31,
                                              --------------------
                                               1994          1993
                                              ------        ------
Network Access Lines in Service:
    Residence..............................     2,011         1,974
    Business...............................     1,031           975
    Public.................................        41            41
                                                -----         -----
                                                3,083         2,990
                                                =====         =====

                                               Three months ended
                                                    March 31,
                                              --------------------
                                               1994          1993
                                              ------        ------
Carrier Access Minutes of Use:
    Interstate.............................   2,223,398  2,007,706
    Intrastate.............................     653,021    509,020
                                              ---------  ---------
                                              2,876,419  2,516,726
                                              =========  =========




                                               Three months ended
                                                    March 31,
                                              --------------------
                                               1994          1993
                                              ------        ------
Toll Messages:
    Message Telecommunication Services.....   30,842        27,775
    Unidirectional Long-Distance Services..    1,625         1,409
                                              ------        ------
                                              32,467        29,184
                                              ======        ======

                       Bell Atlantic - Maryland, Inc.


Item 2. Management's Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction H(2).)

  This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements.


RESULTS OF OPERATIONS

  Net income for the quarter ended March 31, 1994 increased $12,641,000 or 25.2% from the corresponding period last year. Results for the first quarter of 1993 reflect an after-tax charge of $14,271,000 for the adoption of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits".

OPERATING REVENUES

  Operating revenues increased $18,210,000 or 4.0% for the first quarter of 1994 from the corresponding period last year. The increase in total operating revenues was comprised of the following:

                                             (Dollars In Thousands)
                                             ----------------------
  Local service....................................  $ 5,473
  Network access...................................    6,343
  Toll service.....................................      219
  Directory advertising, billing services
    and other......................................    6,317
  Less:  Provision for uncollectibles..............      142
                                                      ------
                                                     $18,210
                                                     =======

  Local service revenues are earned by the Company from the provision of local exchange, local private line, and public telephone services. Local service revenues increased $5,473,000 or 2.2% in the first quarter of 1994. The increase resulted primarily from growth in network access lines and higher demand for value-added central office services such as Custom Calling and Caller ID. Access lines in service at March 31, 1994 increased 3.1% from March 31, 1993 (see Selected Operating Data on page 6).

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

  Network access revenues increased $6,343,000 or 5.2% in the first quarter of 1994. Access minutes of use were 14.3% higher than the first quarter of 1993 (see Selected Operating Data on page 6), due to the effects of a recovering economy and inclement weather in the region. In addition to this volume growth, network access revenues increased due to lower support payments to the National Exchange Carrier Association (NECA) interstate common line pool. Revenue increases were partially offset by the effect of an interstate rate reduction filed by the Company with the Federal Communications Commission (FCC), which became effective on July 2, 1993. In its April 1, 1994 tariff filing, the Company filed revised rates which will become effective July 1, 1994, subject to FCC approval. These revised rates, net of lower support obligations to the NECA interstate common line pool, are not expected to significantly change current levels of interstate access revenues.

  Toll service revenues are earned from interexchange usage services such as Message Telecommunication Services, Unidirectional Services (Wide Area Toll Service (WATS) and 800 Services) and private line services. Toll service
revenues increased $219,000 or .8% in the first quarter of 1994.   Total toll
message volumes, which were partially

                       Bell Atlantic - Maryland, Inc.


storm-driven, were 11.2% higher than the first quarter of 1993 (see Selected Operating Data on page 6). Growth-related message toll service revenue increases were substantially offset by a decline in revenues from private line services, principally due to competitive pressures.

  Directory advertising, billing services and other revenues include revenues from the sale of advertising in the Company's telephone directories, billing and collection services provided to IXCs and others, premises services such as inside wire installation and maintenance services, rent of Company facilities by affiliates and non-affiliates, and certain nonregulated enhanced network services.

  Directory advertising, billing services and other revenues increased $6,317,000 or 9.0% in the first quarter of 1994 due primarily to increased revenue resulting from contracts with the federal government for inside wire installation, increased demand for voice messaging services such as Answer Call, and increased premises services revenues. Directory advertising revenues were substantially unchanged from the first quarter of 1993.

  The provision for uncollectibles, expressed as a percentage of total operating revenues, was 1.3% in the first quarter of both 1994 and 1993.

OPERATING EXPENSES

  Operating expenses increased $22,727,000 or 6.7% in the first quarter of 1994 from the corresponding period last year. The increase in total operating expenses was comprised of the following:

                                            (Dollars In Thousands)
                                            ----------------------
  Employee costs...................................  $ 3,964
  Depreciation and amortization....................    7,222
  Other............................................   11,541
                                                     -------
                                                     $22,727
                                                     =======

  Employee costs consist primarily of salaries, wages and other employee compensation, employee benefits, and payroll taxes paid directly by the Company. Similar costs incurred by employees of Bell Atlantic Network Services, Inc. (NSI), who provide centralized services on a contract basis, are allocated to the Company and are included in other operating expenses.

  Employee costs increased $3,964,000 or 3.8% in the first quarter of 1994 due to a combination of salary and wage increases and overtime, and higher postretirement benefit costs. The effect of winter storms on repair and maintenance activity contributed to the increase in employee costs.

  The Company continues to evaluate ways to streamline and restructure its operations and reduce its workforce requirements in an effort to improve its cost structure.

  Depreciation and amortization expense increased $7,222,000 or 8.2% in the first quarter of 1994. The increase was primarily due to additional depreciation expense resulting from growth in depreciable plant and the amortization of an intrastate reserve deficiency, as approved by the Public Service Commission of Maryland (PSC), effective January 1, 1994. This represcription is expected to increase depreciation expense by approximately $25 million annually.

  Other operating expenses consist primarily of contracted services, including centralized service expenses allocated from NSI, rent, network software costs, operating taxes other than income, and other general and administrative expenses. Other expenses increased $11,541,000 or 7.8% in the first quarter of 1994. Other operating expenses increased primarily due to higher costs for contracted services as a result of higher employee costs and taxes allocated from NSI, increased costs for the deployment of network software to support new switching equipment associated with enhancing the

                       Bell Atlantic - Maryland, Inc.


Company's network and increased material costs as a result of higher repair and maintenance activity due to the effect of winter storms. Also contributing to the increase was the effect of one-time accruals for certain liabilities recorded in the first quarter of 1993 and higher operating taxes other than income due to increased property taxes resulting from higher property assessments.

OPERATING INCOME TAXES

  Operating income taxes decreased $245,000 or .7% in the first quarter of 1994. The Company's effective income tax rate was 35.5% in the first quarter of 1994, compared to 34.9% for the same period in 1993. The increase in the effective tax rate was principally the result of federal tax legislation enacted in the third quarter of 1993, which increased the federal corporate tax rate from 34% to 35%.

INTEREST EXPENSE

  Interest expense decreased $3,050,000 or 14.4% in the first quarter of 1994, primarily due to the effect of long-term debt refinancings in 1993.

COMPETITIVE ENVIRONMENT

  The communications industry is currently undergoing fundamental changes which may have a significant impact on future financial performance of telecommunications companies. These changes are driven by a number of factors, including the accelerated pace of technological innovation, the convergence of telecommunications, cable television, information services and entertainment businesses, and a regulatory environment in which many traditional regulatory barriers are being lowered and competition permitted or encouraged.

  Communications services and equipment and the number of competitors offering such services are continuing to expand. The Company's telecommunications business is currently subject to competition from numerous sources, including competitive access providers for network access services and competing cellular telephone companies. An increasing amount of this competition is from large companies which have substantial capital, technological and marketing resources, many of which do not face the same regulatory constraints as the Company. Other potential sources of competition are cable television systems, shared tenant services and other non-carrier systems which are capable of partially or completely bypassing the Company's local network.

  The entry of well-financed competitors, such as large long-distance carriers and other local exchange service competitors, has the potential to adversely affect multiple revenue streams of the Company, including local exchange, local access, and long-distance services in the market segments and geographical areas in which the competitors operate. The amount of revenue reductions will depend on competitors' success in marketing these services, and the conditions of interconnection established by regulators. The potential impact is expected to be offset, to some extent, by revenues from interconnection charges to be paid to the Company by these competitors.

  The Company continues to focus its efforts on becoming more competitive and seeking growth opportunities. The Company's responses to competitive challenges include an increased emphasis on meeting customer requirements through the rapid introduction of new products and services, the delivery of increased customer value, and the development of customer loyalty programs. In addition, the Company continues to strive for increased pricing flexibility through efforts to reprice and repackage existing competitive services, reduce its cost structure and workforce through consolidation, re-engineering and streamlining initiatives, and to achieve an improved regulatory and legislative environment. Other important competitive responses, including the development of broadband networks, will improve the Company's ability to take advantage of the growth opportunities created by technological advances and the convergence of the communications, information services and entertainment industries.

                       Bell Atlantic - Maryland, Inc.


REGULATORY ENVIRONMENT

  Federal Regulation
  ------------------

  Recent FCC regulatory rulings have sought to expand competition for special and switched access services. Effective February 1994, the FCC ordered local exchange carriers, including the Company, to allow competing carriers to interconnect to the local exchange network for the purpose of providing switched access transport services. The terms and conditions of this ruling are similar to those for special access collocation ordered during 1992. The principal goal of the FCC's collocation rulings is to encourage competition for these services. The FCC also granted additional, but limited, pricing flexibility for these services so that the local exchange carriers can better respond to the competition that will result. The Company does not expect the net revenue impact of special access collocation to be material. Revenue losses from switched access collocation, however, may be larger than from special access collocation. Bell Atlantic and certain other parties have appealed both the special and switched access collocation orders. Appeals of the switched access collocation order have been stayed pending a decision on the appeal of the special access collocation order. Bell Atlantic expects the appeal on the special access collocation order to be decided in 1994.

  In February 1994, the FCC initiated a rulemaking proceeding to determine the effectiveness of the price cap rules and decide what changes, if any, should be made to those rules. Under proposed rulemaking, the FCC identified for examination three broad sets of issues including those related to the basic goals of price regulation, the operation of price caps and the transition of local exchange services to a fully competitive market. This rulemaking is expected to be concluded by the end of 1994. Any changes to the current price cap plan are expected to be effective January 1, 1995 or shortly thereafter. At this time, the Company cannot estimate the financial impact, if any, that would result if the FCC revised its current price cap rules.

  State Regulation
  ----------------

  The communications services of the Company are subject to regulation by the PSC with respect to intrastate rates and services and other matters.

  On April 25, 1994, the PSC approved an application from MFS-Intelenet of Maryland, Inc.(MFS-I), a subsidiary of MFS Communications Company, Inc., to provide and resell local exchange and interexchange telecommunications services to business customers in areas served by the Company. MFS-I is authorized to be a co-carrier in Maryland and will be assigned its own central office codes for use with its customers and the Company is required to provide intrastate switched access collocation. The rates that MFS-I will pay to interconnect with the Company must contribute to the joint and common costs that support universal service. On an interim basis, MFS-I will pay the Company 6.1 cents per call to terminate a call on the Company's network. A pre-hearing conference on Phase II of this case will be held on May 24, 1994. The Company expects some loss of market share as a result of this decision.

  In November 1993, the PSC instituted an investigation into legal and policy matters relevant to the regulation of firms, including current telecommunications providers and cable television firms, which may provide local exchange and exchange access services in Maryland in the future. On May 5, 1994, the PSC issued an order in which it decided that it had jurisdiction, under Maryland law, over the cable television companies that might offer telecommunications services in the future.

REGULATORY ACCOUNTING

  The Company conducts ongoing evaluations of its accounting practices, many of which have been prescribed by regulators. These evaluations include the assessment of whether costs that have been deferred as a result of actions of regulators and the cost of the Company's telephone plant will be recoverable in the future. In the event recoverability of costs becomes unlikely due to changes in cost-based regulation to

                       Bell Atlantic - Maryland, Inc.

another form of regulation, decisions by the Company to accelerate deployment of new technology, or increasing levels of competition, the Company may no longer apply the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (Statement No. 71). The discontinued application of Statement No. 71 would require the Company to write off its regulatory assets and liabilities and may require the Company to adjust the carrying amount of its telephone plant should it determine that such amount is not recoverable. The Company believes that it continues to meet the criteria for continued financial reporting under Statement No. 71. A determination in the future that such criteria are no longer met may result in a significant one-time, non-cash, extraordinary charge, if the Company determines that a substantial portion of the carrying value of its telephone plant may not be recoverable.

OTHER MATTERS

  Environmental Issues
  --------------------

  The Company is subject to a number of environmental matters as a result of its operations and shared liability provisions in the Plan of Reorganization, related to the Modification of Final Judgment. Certain of these environmental matters relate to Superfund sites for which the Company has been designated as a potentially responsible party by the U.S. Environmental Protection Agency. Designation as a potentially responsible party subjects the named company to potential liability for costs relating to cleanup of the affected sites. The Company is also responsible for the remediation of sites with underground fuel storage tanks and other expenses associated with environmental compliance.

  The Company continually monitors its operations with respect to potential environmental issues, including changes in legally mandated standards and remediation technologies. The Company's recorded liability reflects those specific issues where remediation activities are currently deemed to be probable and where the cost of remediation is estimable. Management believes that the aggregate amount of any potential liability would not have a material effect on the Company's financial condition or results of operations.

FINANCIAL CONDITION

  Management believes that the Company has adequate internal and external resources available to meet ongoing requirements, including network expansion and modernization, and payment of dividends. Management expects that presently foreseeable capital requirements will be financed primarily through internally generated funds, although additional long-term debt may be needed to fund development activities and to maintain the Company's capital structure within management's guidelines.

  The Company's debt ratio was 43.8% at March 31, 1994, compared to 44.4% at December 31, 1993 and 44.7% at March 31, 1993.

  As of March 31, 1994, the Company had $50,000,000 remaining under a shelf registration statement filed with the Securities and Exchange Commission.

                        Bell Atlantic - Maryland, Inc.


                          PART II-OTHER INFORMATION

Item 1.  Legal Proceedings

         For background concerning the Company's contingent liabilities under the Plan of Reorganization governing the divestiture by AT&T Corporation (formerly American Telephone and Telegraph Company) of certain assets of the former Bell System Operating Companies with respect to private actions relating to pre-divestiture events, including pending antitrust cases, see Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993.


Item 6.  Exhibits and Reports on Form 8-K

         (b) There were no Current Reports on Form 8-K filed during the quarter ended March 31, 1994.

                        Bell Atlantic - Maryland, Inc.


                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                BELL ATLANTIC - MARYLAND, INC.



Date:  May 12, 1994             By  /s/ W. M. English
                                  ------------------------------------
                                        W. M. English
                                        Controller



      UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MAY 9, 1994.