Form 10-Q
period 1994-06-30
BELL ATLANTIC MARYLAND INC
filed 1994-08-15
CIK 19722

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                               ----------------

                                   FORM 10-Q
                               ----------------


        (Mark one)
            [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1994

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

                                ---------------



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

                           Bell Atlantic - Maryland


                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                 STATEMENTS OF INCOME AND REINVESTED EARNINGS
                                  (Unaudited)
                            (Dollars in Thousands)




                                      Three months ended     Six months ended
                                           June 30,               June 30,
                                     -------------------   -------------------
                                       1994       1993       1994       1993
                                     --------   --------   --------   --------
OPERATING REVENUES
  Local service....................  $256,586   $248,770   $506,778   $493,489
  Network access...................   126,260    125,263    254,064    246,724
  Toll service.....................    28,515     28,163     57,822     57,251
  Directory advertising, billing
   services and other (including
    $8,508, $6,767, $19,205 and
    $17,097 from affiliates).......    71,875     72,741    148,152    142,701
  Provision for uncollectibles.....    (5,077)    (6,449)   (11,179)   (12,409)
                                     --------   --------   --------   --------
                                      478,159    468,488    955,637    927,756
                                     --------   --------   --------   --------
OPERATING EXPENSES
  Employee costs, including benefits
   and taxes........................  106,444    104,458    213,715    207,765
  Depreciation and amortization.....   94,753     87,538    189,520    175,083
  Taxes other than income...........   28,214     26,532     55,806     52,848
  Other (including $86,736,
   $80,387, $172,436 and $158,659
   to affiliates)...................  127,846    123,668    260,048    245,605
                                     --------   --------   --------   --------
                                      357,257    342,196    719,089    681,301
                                     --------   --------   --------   --------


NET OPERATING REVENUES..............  120,902    126,292    236,548    246,455
                                     --------   --------   --------   --------

OPERATING INCOME TAXES
  Federal...........................   33,675     33,722     65,770     65,470
  State.............................    3,386      3,269      6,112      6,587
                                     --------   --------   --------   --------
                                       37,061     36,991     71,882     72,057
                                     --------   --------   --------   --------

OPERATING INCOME....................   83,841     89,301    164,666    174,398
                                     --------   --------   --------   --------

OTHER INCOME (EXPENSE)
  Allowance for funds used
   during construction..............    1,274        992      2,593      2,193
  Miscellaneous - net...............     (911)       (31)    (2,082)      (676)
                                     --------   --------   --------   --------
                                          363        961        511      1,517
                                     --------   --------   --------   --------

INTEREST EXPENSE (including $256,
 $477, $534 and $1,377 to affiliate).  18,224     21,109     36,338     42,273
                                     --------   --------   --------   --------

INCOME BEFORE EXTRAORDINARY ITEM
 AND CUMULATIVE EFFECT OF CHANGE
 IN ACCOUNTING PRINCIPLE.............  65,980     69,153    128,839    133,642

EXTRAORDINARY ITEM
  Early Extinguishment of Debt,
   Net of Tax........................     ---    (19,921)       ---    (19,921)

CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE
  Postemployment Benefits, Net of Tax     ---        ---        ---    (14,271)
                                     --------   --------   --------   --------

NET INCOME.......................... $ 65,980   $ 49,232   $128,839   $ 99,450
                                     ========   ========   ========   ========

                                  (Continued)

                      See Notes to Financial Statements.

                        Bell Atlantic - Maryland, Inc.

                                  (Unaudited)
                            (Dollars in Thousands)


                             Three months ended   Six months ended
                                  June 30,            June 30,
                             ------------------  ------------------
                               1994      1993      1994      1993
                             --------  --------  --------  --------
REINVESTED EARNINGS
 At beginning of period..    $468,194  $459,693  $460,246  $456,993
 Add: net income.........      65,980    49,232   128,839    99,450
                             --------  --------  --------  --------
                              534,174   508,925   589,085   556,443
 Deduct: dividends.......      60,190    52,690   115,101   100,205
  other changes..........         ---       ---       ---         3
                             --------  --------  --------  --------
 At end of period........    $473,984  $456,235  $473,984  $456,235
                             ========  ========  ========  ========



                      See Notes to Financial Statements.

                        Bell Atlantic - Maryland, Inc.


                                BALANCE SHEETS
                                  (Unaudited)
                            (Dollars in Thousands)


                                    ASSETS
                                    ------

                                                    June 30,   December 31,
                                                      1994         1993
                                                   ----------  ------------
CURRENT ASSETS
  Accounts receivable:
    Customers and agents, net of allowances for
     uncollectibles of $20,796 and $20,028.......  $  276,550  $  278,176
    Parent and affiliates........................      52,285      55,541
    Other........................................      11,870      16,603
  Material and supplies..........................      10,744       7,123
  Prepaid expenses...............................      42,889      98,735
  Deferred income taxes..........................       4,526         342
  Other..........................................       3,418       3,418
                                                   ----------  ----------
                                                      402,282     459,938
                                                   ----------  ----------

PLANT, PROPERTY AND EQUIPMENT....................   5,210,490   5,097,901
  Less accumulated depreciation..................   1,983,529   1,847,677
                                                   ----------  ----------
                                                    3,226,961   3,250,224
                                                   ----------  ----------

OTHER ASSETS.....................................     135,613     150,796
                                                   ----------  ----------

TOTAL ASSETS.....................................  $3,764,856  $3,860,958
                                                   ==========  ==========



                      See Notes to Financial Statements.

                        Bell Atlantic - Maryland, Inc.



                                BALANCE SHEETS
                                  (Unaudited)
                            (Dollars in Thousands)


                    LIABILITIES AND SHAREOWNER'S INVESTMENT
                    ---------------------------------------

                                                    June 30,   December 31,
                                                      1994        1993
                                                   ----------  ------------
CURRENT LIABILITIES
  Debt maturing within one year:
   Affiliate...................................    $    7,896  $   26,001
   Other.......................................        31,357       7,023
  Accounts payable:
   Affiliates..................................       129,970     132,599
   Other.......................................       157,286     200,880
  Accrued expenses:
   Taxes.......................................         4,750      24,466
   Other.......................................        75,997      76,449
  Advance billings and customer deposits.......        35,782      36,851
                                                   ----------  ----------
                                                      443,038     504,269
                                                   ----------  ----------

LONG-TERM DEBT.................................       972,735     994,461
                                                   ----------  ----------

EMPLOYEE BENEFIT OBLIGATIONS...................       422,795     411,729
                                                   ----------  ----------

DEFERRED CREDITS AND OTHER LIABILITIES
  Deferred income taxes........................       359,917     366,213
  Unamortized investment tax credits...........        62,406      66,241
  Other........................................       204,561     232,379
                                                   ----------  ----------
                                                      626,884     664,833
                                                   ----------  ----------
SHAREOWNER'S INVESTMENT
  Common stock, one share, without par value,
   owned by parent.............................       825,420     825,420
  Reinvested earnings..........................       473,984     460,246
                                                   ----------  ----------
                                                    1,299,404   1,285,666
                                                   ----------  ----------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT..    $3,764,856  $3,860,958
                                                   ==========  ==========


                      See Notes to Financial Statements.

                        Bell Atlantic - Maryland, Inc.

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (Dollars in Thousands)



                                                      Six months ended
                                                            June 30,
                                                    --------------------
                                                      1994        1993
                                                    ---------   --------
NET CASH PROVIDED BY OPERATING ACTIVITIES ........  $ 310,298  $ 348,659
                                                    ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to plant, property and equipment......   (161,404)  (145,371)
  Other, net......................................      3,827     11,492
                                                     --------   --------
Net cash used in investing activities.............   (157,577)  (133,879)
                                                     --------   --------


CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings........................        ---    442,952
  Principal repayments of borrowings and capital
   lease obligations..............................     (3,462)    (1,510)
  Early extinguishment of debt and related
   call premium...................................        ---   (497,173)
  Net change in note payable to affiliate.........    (18,105)   (49,914)
  Dividends paid..................................   (115,101)  (100,205)
  Net change in outstanding checks drawn
   on controlled disbursement accounts............    (16,053)        47
                                                     --------   --------
Net cash used in financing activities.............   (152,721)  (205,803)
                                                     --------   --------

NET CHANGE IN CASH ...............................        ---      8,977


CASH, BEGINNING OF PERIOD ........................        ---        885
                                                    ---------  ---------


CASH, END OF PERIOD ..............................  $     ---  $   9,862
                                                    =========  =========


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

(2)  Dividend

     On August 1, 1994, the Company declared and paid a dividend in the amount of $62,680,000 to Bell Atlantic Corporation.

(3)  Subsequent Events

     Discontinued Application of Statement No. 71
     --------------------------------------------

     The Company has historically accounted for the economic effects of regulation in accordance with the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (Statement No. 71). Under Statement No. 71, as a result of actions of regulators, the Company has depreciated telephone plant using lives prescribed by regulators and deferred certain costs or recognized certain liabilities (regulatory assets and liabilities).

     On August 15, 1994, the Company's parent, Bell Atlantic Corporation (Bell Atlantic), announced that it has determined that it is no longer eligible for continued application of the accounting required by Statement No. 71. The Company believes that the convergence of competition, technological change (including the Company's recent technology deployment plans), recent and potential regulatory, legislative and judicial actions and other factors will create fully open and competitive markets. In such markets, the Company believes it can no longer be assured that prices can be maintained at levels that will recover the net carrying amount of existing telephone plant and equipment, which has been depreciated over relatively long regulator-prescribed lives. In addition, changes from cost-based regulation to a form of incentive regulation contributed to the determination that the continued application of Statement No. 71 is inappropriate.

     The discontinued application of Statement No. 71 requires the Company, for financial reporting purposes, to eliminate its regulatory assets and liabilities and adjust the carrying amount of its telephone plant to the extent that it determines that such amounts either are overstated as a result of the regulatory process, or are not recoverable. Accordingly, as of August 1, 1994, the Company will recognize a non-cash, after-tax extraordinary charge of approximately $316 million to adjust the net carrying amount of telephone plant and equipment and an after-tax extraordinary charge of approximately $19 million to eliminate net regulatory assets. The adjustment to the net carrying amount of telephone plant and equipment will increase the reserve for accumulated depreciation by approximately $532 million. The Company's accounting and reporting for regulatory purposes are not affected by the discontinued application of Statement No. 71.

     As of August 1, 1994, for financial reporting purposes, the Company will utilize estimated asset lives for certain categories of plant and equipment that are shorter

                        Bell Atlantic - Maryland, Inc.

than those currently approved by regulators. The shorter estimated asset lives result from the Company's current expectations as to the revenue-producing lives of the assets. A comparison of the current regulator-approved asset lives and the associated shorter estimated asset lives for the most significantly impacted categories of plant and equipment follows:

                                 Average Lives (in years)
                           -------------------------------------
                              Regulator-Approved      Estimated
                                 Asset Lives         Asset Lives
                           ------------------------  -----------
        Digital Switch               17.5                   12
        Digital Circuit              12                      9
        Conduit                      60                     50
        Copper Cable               24 - 28                15 - 17
        Fiber Cable                  30                   20 - 25

     Employee Benefits
     -----------------

     On August 15, 1994, Bell Atlantic also announced that it will record a charge in the third quarter of 1994, as required by Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (Statement No. 112), to recognize the benefit costs for the separation of employees who are entitled to benefits under its preexisting separation pay plans. The charge, which was actuarially determined, represents benefits earned to date by employees who are expected to receive separation payments in the future, including those who will be separated through 1997 as a result of the recently announced workforce reduction initiative. These workforce reductions will be made possible by improved provisioning systems and customer service processes, increased spans of control, and consolidation and centralization of administrative and staff groups. The Company will record a pretax charge of between $20 million and $30 million to recognize its share of the benefit costs under the separation pay plans.

(4)  Restatement of 1993 Financial Statements

     Results of operations for the six months ended June 30, 1993 were restated in the fourth quarter of 1993 to reflect the cumulative effect of the adoption of Statement No. 112, effective January 1, 1993.

(5)  Reclassifications - Statements of Cash Flows

     Certain amounts included in the Statement of Cash Flows for the six months ended June 30, 1993 have been reclassified to conform to the current year's classifications.

                        Bell Atlantic - Maryland, Inc.


                            SELECTED OPERATING DATA
                                  (Unaudited)
                                (In Thousands)



                                                     At June 30,
                                                   -------------
                                                   1994     1993
                                                   -----    ----
    Network Access Lines in Service:

        Residence.....................             2,022    1,976
        Business......................             1,041      990
        Public........................                41       41
                                                   -----    -----
                                                   3,104    3,007
                                                   =====    =====




                                                 Six months ended
                                                     June 30,
                                               --------------------
                                                 1994      1993
                                               --------- ---------
    Carrier Access Minutes of Use:

        Interstate..................           4,504,501 4,146,201
        Intrastate..................           1,318,764 1,056,810
                                               --------- ---------
                                               5,823,265 5,203,011
                                               ========= =========





                                                 Six months ended
                                                     June 30,
                                                 ----------------
                                                  1994     1993
                                                 -------  -------

    Toll Messages:

        Message Telecommunication Services.....   61,342   56,549
        Optional Calling Plans.................       41       15
        Unidirectional Long-Distance Services..    3,284    2,948
                                                  ------   ------
                                                  64,667   59,512
                                                  ======   ======

                        Bell Atlantic - Maryland, Inc.

Item 2. Management's Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction H(2).)

  This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements.

RESULTS OF OPERATIONS

  Net income for the six months ended June 30, 1994 increased $29,389,000 or 29.6% from the corresponding period last year. Results for the six months ended June 30, 1993 reflect an after-tax charge of $14,271,000 for the adoption of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" and an extraordinary charge, net of tax, of $19,921,000 for the early extinguishment of debt.

OPERATING REVENUES

  Operating revenues for the six months ended June 30, 1994 increased $27,881,000 or 3.0% from the corresponding period last year. The increase in total operating revenues was comprised of the following:

                                             Increase/(Decrease)
                                           (Dollars in Thousands)
                                           -----------------------
  Local service............................         $13,289
  Network access...........................           7,340
  Toll service.............................             571
  Directory advertising, billing services
    and other..............................           5,451
  Less:  Provision for uncollectibles......          (1,230)
                                                    -------
                                                    $27,881
                                                    =======

  Local service revenues are earned from the provision of local exchange, local private line, and public telephone services. Local service revenues increased $13,289,000 or 2.7% compared to the same period in 1993. The increase resulted primarily from growth in network access lines and higher demand for value-added central office services such as Custom Calling and Caller ID. Access lines in service at June 30, 1994 increased 3.2% from June 30, 1993 (see Selected Operating Data on page 8).

  Network access revenues are received from interexchange carriers (IXCs) for their use of the Company's local exchange facilities in providing long-distance services to IXCs' customers and from end-user subscribers. Switched access revenues are derived from usage-based charges paid by IXCs for access to the Company's network. Special access revenues arise from access charges paid by customers who have private lines, and end-user access revenues are earned from local exchange carrier customers who pay for access to the network.

  Network access revenues increased $7,340,000 or 3.0% compared to the same period in 1993. Access minutes of use were 11.9% higher than the first six months of 1993 (see Selected Operating Data on page 8), due to the effects of a recovering economy and inclement weather conditions in the region during the first quarter of 1994. In addition to this volume growth, network access revenues increased due to lower support payments to the National Exchange Carrier Association (NECA) interstate common line pool. Revenue increases were partially offset by a reduction of revenues recognized through an interstate revenue sharing arrangement with affiliated companies and the effect of an interstate rate reduction filed by the Company with the Federal Communications Commission (FCC), which became effective on July 2, 1993. In its April 1, 1994 tariff filing, the Company filed revised rates which became effective July 1, 1994. These revised rates, net of lower support obligations to the NECA interstate common line pool, are not expected to significantly change current levels of interstate access revenues.

  Toll service revenues are earned from interexchange usage services such as Message Telecommunication Services (MTS), including optional calling plans, Unidirectional Services (Wide Area Toll Service (WATS) and 800 Services) and private line services. Toll service revenues increased $571,000 or 1.0% compared to the same period in 1993. Total toll message volumes were 8.7% higher than the first six months of 1993 due to the

                        Bell Atlantic - Maryland, Inc.

effects of a recovering economy and harsh weather conditions in the first quarter of 1994 (see Selected Operating Data on page 8). Growth-related message toll service revenue increases were substantially offset by a decline in revenues from private line services, principally due to competitive pressures.

  Directory advertising, billing services and other revenues include amounts earned from directory advertising, billing and collection services provided to IXCs, premises services such as inside wire installation and maintenance, rent of Company facilities by affiliates and non-affiliates, and certain nonregulated enhanced network services.

  Directory advertising, billing services and other revenues increased $5,451,000 or 3.8%, compared to the same period in 1993. This increase was primarily a result of additional premises service revenue resulting from contracts with the federal government for inside wire installation. Also contributing to this increase were higher revenues from billing and collection services and voice messaging services, primarily Answer Call. The total effect of these increases was offset in part by certain one-time billing adjustments recorded in the second quarter of 1993. Directory advertising revenues were substantially unchanged from the first six months of 1993.

  The provision for uncollectibles, expressed as a percentage of total operating revenues, was 1.2% for the six months of 1994 and 1.3% for the same period last year.

OPERATING EXPENSES

  Operating expenses for the six months ended June 30, 1994 increased $37,788,000 or 5.5% from the corresponding period last year. The increase in total operating expenses was comprised of the following:

                                 (Dollars in Thousands)
                                 ----------------------
  Employee costs.................       $ 5,950
  Depreciation and amortization..        14,437
  Taxes other than income........         2,958
  Other..........................        14,443
                                        -------
                                        $37,788
                                        =======

  Employee costs consist of salaries, wages and other employee compensation, employee benefits, and payroll taxes paid directly by the Company. Similar costs incurred by employees of Bell Atlantic Network Services, Inc. (NSI), who provide centralized services on a contract basis, are allocated to the Company and are included in other operating expenses. Employee costs increased $5,950,000 or 2.9%, compared to the same period in 1993, due to a combination of salary and wage increases, increased overtime, and higher healthcare benefit costs. Higher repair and maintenance activity experienced in the first quarter of 1994 caused by unusually severe winter storm conditions throughout the region contributed to the increase in employee costs.

  On August 15, 1994, the Company's parent, Bell Atlantic Corporation, announced that it will record a charge in the third quarter of 1994, as required by Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," to recognize the benefit costs for the separation of employees who are entitled to benefits under its preexisting separation pay plans. The charge, which was actuarially determined, represents benefits earned to date by employees who are expected to receive separation payments in the future, including those who will be separated through 1997 as a result of the recently announced workforce reduction initiative. These workforce reductions will be made possible by improved provisioning systems and customer service processes, increased spans of control, and consolidation and centralization of administrative and staff groups. The Company will record a pretax charge of between $20 million and $30 million to recognize its share of the benefit costs under the separation pay plans. Costs of enhancing systems and consolidating work activities will be charged to expense as incurred.

  Depreciation and amortization expense increased $14,437,000 or 8.2%, compared to the same period in 1993. The increase was primarily due to additional expense resulting from amortization of an intrastate reserve deficiency and represcribed intrastate depreciation rates, as approved by the Public Service Commission of Maryland (PSC), effective January 1, 1994. Also contributing to the increase was higher depreciation expense due to growth in the level of depreciable plant.

                        Bell Atlantic - Maryland, Inc.


  Taxes other than income increased $2,958,000 or 5.6%, compared to the same period in 1993 principally due to increased property taxes resulting from higher property assessments.

  Other operating expenses consist primarily of contracted services, including centralized service expenses allocated from NSI, rent, network software costs, and other general and administrative expenses. Other operating expenses increased $14,443,000 or 5.9%, compared to the same period in 1993. The increase was principally due to higher costs allocated from NSI primarily as a result of higher employee costs, contracted services and employee-related expenses incurred in that organization. Also contributing to the increase were higher material costs as a result of repair and maintenance activity relating to the installation of terminal equipment and the effect of winter storms during the first quarter of 1994. These increases were offset in part by a reduction in write-offs during the first half of 1994 associated with uncollectible accounts with the Company's billing and collection services.

OPERATING INCOME TAXES

  Operating income taxes decreased $175,000 or .2%, compared to the same period in 1993. The Company's effective income tax rate was 35.7% for the six months ended June 30, 1994, compared to 34.8% for the same period in 1993. The increase in the effective tax rate was principally the result of federal tax legislation enacted in the third quarter of 1993, which increased the federal corporate tax rate from 34% to 35%.

INTEREST EXPENSE

  Interest expense decreased $5,935,000 or 14.0%, compared to the same period in 1993, primarily due to the effect of long-term debt refinancings in 1993 and lower levels of average short-term debt.

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

  The entry of well-financed competitors, such as large long-distance carriers and other local exchange service competitors, has the potential to adversely affect multiple revenue streams of the Company, including local exchange, local access, and long-distance services in the market segments and geographical areas in which the competitors operate. The amount of revenue reductions will depend on the competitors' success in marketing these services, and the conditions of interconnection established by regulators. The potential impact is expected to be offset, to some extent, by revenues from interconnection charges to be paid to the Company by these competitors.

  The Company continues to focus its efforts on becoming more competitive and seeking growth opportunities. The Company's responses to competitive challenges include an increased emphasis on meeting customer requirements through the rapid introduction of new products and services, the delivery of increased customer value, and the development of customer loyalty programs. In addition, the Company continues to strive for increased pricing flexibility through efforts to reprice and repackage existing competitive services, to reduce its cost structure and workforce through consolidation, re-

                        Bell Atlantic - Maryland, Inc.

engineering and streamlining initiatives, and to achieve an improved regulatory and legislative environment. Other important competitive responses, including the development of broadband networks, will improve the Company's ability to take advantage of the growth opportunities created by technological advances and the convergence of the communications, information services and entertainment industries.

  On May 19, 1994, Bell Atlantic Corporation announced the specifics underlying its full service network deployment program to make broadband, interactive, multimedia services available to up to 8.5 million homes throughout the Bell Atlantic region by the end of the year 2000. The Company will use a variety of technologies, on a market by market basis, depending on customer demand and cost considerations.

REGULATORY ENVIRONMENT

  Federal Regulation
  ------------------

  Recent FCC regulatory rulings have sought to expand competition for special and switched access services. Effective February 1994, the FCC ordered local exchange carriers (LECs), including the Company, to allow competing carriers to interconnect to the local exchange network for the purpose of providing switched access transport services. The terms and conditions of this ruling are similar to those for special access collocation ordered during 1992. The principal goal of the FCC's collocation rulings is to encourage competition for these services. The FCC also granted additional, but limited, pricing flexibility for these services so that the LECs can better respond to the competition that will result. The Company does not expect the net revenue impact of special access collocation to be material. Revenue losses from switched access collocation, however, are expected to be larger than from special access collocation. Bell Atlantic and certain other parties appealed both the special and switched access collocation orders. In June 1994, the U.S. Court of Appeals for the District of Columbia Circuit vacated the FCC's special access collocation order insofar as it required physical collocation and remanded for further proceedings in which the FCC could consider whether, and to what extent, virtual collocation should be imposed. In July 1994, the FCC voted to require LECs to offer competitors virtual collocation, with the LECs having the option to offer physical collocation. Tariffs for virtual collocation for special access are required to be filed on September 1, 1994 and will become effective on December 15, 1994. The appeal of the switched access collocation order is being held in abeyance. The FCC has informed the U.S. Court of Appeals that it will not further litigate the June 1994 special access decision.

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

  On April 25, 1994, the PSC approved an application from MFS-Intelenet of Maryland, Inc.(MFS-I), a subsidiary of MFS Communications Company, Inc., to provide and resell local exchange and interexchange telecommunications services to business customers in areas served by the Company. MFS-I is authorized to be a co-carrier in Maryland and will be assigned its own central office codes for use with its customers and the Company is required to provide intrastate switched access collocation. The rates that MFS-I will pay to interconnect with the Company must contribute to the joint and common costs that support universal service. On an interim basis, MFS-I will pay the Company 6.1 cents per call to terminate a call on the Company's network. The PSC has established a schedule, which extends into 1995, for Phase II of this case. Final interconnection rates will be decided in Phase II. In May 1994, SBC Media Ventures, Inc. (SBC), an affiliate of Southwestern Bell Corporation, filed an application to provide local

                        Bell Atlantic - Maryland, Inc.

exchange service in Montgomery County, Maryland. The PSC has established a schedule for hearings in this case in December 1994. A decision is expected in 1995. The Company expects some loss of market share as a result of these competitors offering local exchange services.

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

OTHER MATTERS

  Subsequent Event - Discontinued Application of Statement No. 71
  ---------------------------------------------------------------

  On August 15, 1994, the Company's parent, Bell Atlantic Corporation, announced that it has determined that it is no longer eligible for continued application of the accounting required by Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (Statement No.
71). The discontinued application of Statement No. 71 requires the Company, for financial reporting purposes, to eliminate its regulatory assets and liabilities and adjust the carrying amount of its telephone plant to the extent that it determines that such amounts either are overstated as a result of the regulatory process, or are not recoverable. Accordingly, as of August 1, 1994, the Company will recognize a non-cash, after-tax extraordinary charge of approximately $316 million to adjust the net carrying amount of telephone plant and equipment and an after-tax extraordinary charge of approximately $19 million to eliminate net regulatory assets. The adjustment to the net carrying amount of telephone plant and equipment will increase the reserve for accumulated depreciation by approximately $532 million. The Company expects to report a loss for the third quarter and year as a result of the extraordinary charge for the discontinued application of Statement No. 71.

  As of August 1, 1994, for financial reporting purposes, the Company will utilize estimated asset lives for certain categories of plant and equipment that are shorter than those currently approved by regulators (see Note 3 to the Financial Statements). It is expected that the use of the shorter asset lives when applied to the reduced net asset base will result in increased depreciation expense for financial reporting purposes of approximately $16 million for the remainder of 1994. The ongoing impact on operating expense resulting from the elimination of the amortization of net regulatory assets is not expected to be significant in future periods. The Company's accounting and reporting for regulatory purposes are not affected by the discontinued application of Statement No. 71.

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

FINANCIAL CONDITION

  Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements, including network expansion and modernization, and payment of dividends. Management expects that presently foreseeable capital requirements will be financed primarily through internally generated funds,

                        Bell Atlantic - Maryland, Inc.

although additional long-term debt may be needed to fund development activities and to maintain the Company's capital structure within management's guidelines.

  The Company's debt ratio was 43.8% at June 30, 1994, compared to 44.4% at December 31, 1993.

  As of June 30, 1994, the Company had $50,000,000 remaining under a shelf registration statement filed with the Securities and Exchange Commission.

                        Bell Atlantic - Maryland, Inc.

                          PART II - OTHER INFORMATION


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


Item 6.  Exhibits and Reports on Form 8-K


         (b) There were no Current Reports on Form 8-K filed during the quarter ended June 30, 1994.

                        Bell Atlantic - Maryland, Inc.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            BELL ATLANTIC - MARYLAND, INC.



Date:  August 15, 1994        By  /s/ W. M. English
                                 --------------------------------------
                                      W. M. English
                                      Controller