Form 10-K405
BELL ATLANTIC MARYLAND INC
filed 1995-03-30
CIK 19722

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                _______________

                                   FORM 10-K
                                _______________

           (Mark one)
             [x]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1994

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X       No
                                        ----        ----

                        Bell Atlantic - Maryland, Inc.

                                  SCHEDULE A


Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of each exchange
       Title of each class                                on which registered
--------------------------------------------------       ---------------------

Forty Year 7 1/4% Debentures, due February 1, 2012             New York Stock
                                                                  Exchange

                        Bell Atlantic - Maryland, Inc.

                               TABLE OF CONTENTS

ITEM NO.                                                                  PAGE
--------                                                                  ----

                                     PART I

 1.  Business .....................................................         1
 2.  Properties ...................................................        10
 3.  Legal Proceedings ............................................        11
 4.  Submission of Matters to a Vote of Security Holders ..........        12


                                    PART II

 5.  Market for Registrant's Common Equity and Related
     Stockholder Matters ..........................................        12
 6.  Selected Financial Data ......................................        12
 7.  Management's Discussion and Analysis of Results of Operations
     (Abbreviated pursuant to General Instruction J(2).) ..........        13
 8.  Financial Statements and Supplementary Data ..................        21
 9.  Changes in and Disagreements with Accountants on Accounting
     and Financial Disclosure .....................................        21


                                    PART III

 10. Directors and Executive Officers of the Registrant ...........        21
 11. Executive Compensation .......................................        21
 12. Security Ownership of Certain Beneficial Owners and
     Management ...................................................        21
 13. Certain Relationships and Related Transactions ...............        21


                                    PART IV

 14. Exhibits, Financial Statement Schedules, and Reports on
     Form 8-K .....................................................        21



      UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MARCH 27, 1995.

                        Bell Atlantic - Maryland, Inc.

                                    PART I

Item 1.  Business

                                    GENERAL


   Bell Atlantic - Maryland, Inc. (the "Company") is incorporated under the laws of the State of Maryland and has its principal offices at 1 East Pratt Street, Baltimore, Maryland 21202 (telephone number 410-539-9900). The Company is a wholly owned subsidiary of Bell Atlantic Corporation ("Bell Atlantic"), which is one of the seven regional holding companies ("RHCs") formed in connection with the court-approved divestiture (the "Divestiture"), effective January 1, 1984, of those assets of American Telephone and Telegraph Company ("AT&T") related to exchange telecommunications, exchange access functions, printed directories and cellular mobile communications.

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


                                   OPERATIONS

   During 1993, Bell Atlantic reorganized certain functions formerly performed by each of the seven Bell System operating companies ("BOCs") transferred to it pursuant to the Divestiture, including the Company (collectively, the "Network Services Companies"), into lines of business ("LOBs") organized across the Network Services Companies around specific market segments. The Network Services Companies, however, remain responsible within their respective service areas for the provision of telephone services, financial performance and regulatory matters. The LOBs are:

   The Consumer Services LOB markets communications services to residential customers within the service territories of the Network Services Companies, including the service territory of the Company, and plans to market information services and entertainment programming.

   The Carrier Services LOB markets (i) switched and special access to the Company's local exchange network, and (ii) billing and collection services, including recording, rating, bill processing and bill rendering. The principal customers of this LOB are interexchange carriers; AT&T is the largest single customer. Other customers include business customers and government agencies with their own special access network connections, wireless companies and other local exchange carriers ("LECs") which resell network connections to their own customers.

                        Bell Atlantic - Maryland, Inc.

   The Small Business Services LOB markets communications and information services to small businesses (customers having up to 20 access lines or 100 Centrex lines).

   The Large Business Services LOB markets communications and information services to large businesses (customers having more than 20 access lines or more than 100 Centrex lines). These services include voice switching/processing services (e.g., dedicated private lines, custom Centrex, call management and voice messaging), end-user networking (e.g., credit and debit card transactions, and personal computer-based conferencing, including data and video), internetworking (establishing links between the geographically disparate networks of two or more companies or within the same company), network integration (integrating multiple geographically disparate networks into one system), network optimization (disaster avoidance, 911, intelligent vehicle highway systems), video services (distance learning, telemedicine, surveillance, videoconferencing) and integrated multi-media applications services.

   The Directory Services LOB manages the provision of (i) advertising and marketing services to advertisers, and (ii) listing information (e.g., White Pages and Yellow Pages). These services are currently provided primarily through print media, but the Company expects that use of electronic formats will increase in the future. In addition, the Directory Services LOB manages the provision of photocomposition, database management and other related products and services to publishers.

   The Public and Operator Services LOB markets pay telephone and operator services in the service territories of the Network Services Companies to meet consumer needs for accessing public networks, locating and identifying network subscribers, providing calling assistance and arranging billing alternatives (e.g., calling card, collect and third party calls).

   The Federal Systems LOB markets communications and information technology and services to departments, agencies and offices of the executive, judicial and legislative branches of the federal government.

   The Network LOB manages the technologies, services and systems platforms required by the other LOBs and the Network Services Companies, including the Company, to meet the needs of their respective customers, including switching, feature development and on-premises installation and maintenance services.

   The Company has been making and expects to continue to make significant capital expenditures to meet the demand for communications services and to further improve such services. Capital expenditures were approximately $369 million in 1992, $349 million in 1993 and $381 million in 1994. The total investment in plant, property and equipment was approximately $4.90 billion at December 31, 1992, $5.10 billion at December 31, 1993, and $5.27 billion at December 31, 1994, in each case after giving effect to retirements, but before deducting accumulated depreciation at such date.

   The Company is projecting construction expenditures for 1995 of approximately $415 million. However, subject to regulatory approvals, the Network Services Companies, including the Company, plan to allocate a greater portion of capital resources to the deployment of broadband network platforms (technologies ultimately capable of providing a switched facility for access to and transport of high-speed data services, video-on-demand, and image and interactive multimedia applications). Most of the funds for these expenditures are expected to be generated internally. Some additional external financing may be necessary or desirable.


                         LINE OF BUSINESS RESTRICTIONS

   The consent decree entitled "Modification of Final Judgment" ("MFJ") approved by the United States District Court for the District of Columbia (the "D.C. District Court") which, together with the Plan of Reorganization ("Plan") approved by the D.C. District Court, set forth the terms of Divestiture also established certain restrictions on the post-Divestiture activities of the RHCs, including Bell Atlantic

                        Bell Atlantic - Maryland, Inc.

and its subsidiaries. Currently, the MFJ's principal restrictions on post-Divestiture RHC activities are prohibitions on (i) providing interexchange telecommunications, and (ii) engaging in the manufacture of telecommunications equipment and customer premises equipment ("CPE"). Since Divestiture, the D.C. District Court has retained jurisdiction over the construction, modification, implementation and enforcement of the MFJ.

   Legislation has been introduced in the current session of Congress pursuant to which the line of business restrictions established by the MFJ could be eliminated or modified. No definitive prediction can be made as to whether or when any such legislation will be enacted, the provisions thereof or the impact on the business or financial condition of the Company.


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

   In May 1984, the FCC authorized the implementation of Access Charge tariffs for "switched access service" (access to the local exchange network) and of Subscriber Line Charges for multiple line business customers (up to $6.00 per month per line). In 1985, the FCC authorized Subscriber Line Charges for residential and single-line business customers at the rate of $1.00 per month per line, which increased in installments to $3.50, effective April 1, 1989.

   FCC Access Charge Pooling Arrangements

   The FCC previously required that all LECs, including the Company, pool revenues from CCL and Subscriber Line Charges that cover the non-traffic sensitive costs of the local exchange network, that is, interstate costs associated with the lines from subscribers' premises to telephone company central offices. To administer such pooling arrangements, the FCC mandated the formation of the National Exchange Carrier Association, Inc. ("NECA"). All but one of the Network Services Companies, including the Company, received substantially less from the pool than the amount billed to their interexchange carrier customers.

   The FCC changed its mandatory pooling requirements, effective April 1, 1989. As a result, the Network Services Companies as a group withdrew from the pool and were permitted to charge CCL rates which more closely reflect their non-traffic sensitive costs. The Network Services Companies, including the Company, are still obligated to make contributions of CCL revenues to companies who choose to continue to pool non-traffic sensitive costs so that the pooling companies can charge a CCL rate no greater than the nationwide average CCL rate of price cap companies. In addition to this continuing obligation, the Network Services Companies, including the Company, had a

                        Bell Atlantic - Maryland, Inc.

transitional support obligation to high cost companies who left the pool in 1989 and 1990. This transitional support obligation ended in July 1994.

   In February 1995, the FCC issued an Order to Show Cause with respect to certain findings contained in an independent audit concluded in December 1991 with respect to certain filings by the Network Services Companies with NECA. Resolution of these issues is expected in the second half of 1995.

   Price Caps

   The price cap system, which has been in effect since 1991, places a cap on overall LEC prices for interstate access services which is modified annually, in inflation-adjusted terms, by a fixed percentage which is intended to reflect increases in productivity. The price cap level can also be adjusted to reflect "exogenous" changes, such as changes in FCC separations procedures or accounting rules. LECs subject to price caps have somewhat increased flexibility to change the prices of existing services within certain groupings of interstate services, known as "baskets".

   FCC regulations applicable to the Company provide for an authorized rate of return of 11.25% for the years 1991 and beyond. To the extent that a company is able to earn a higher rate of return through improved efficiency, the FCC's price cap rules permit them to retain the full amount of this higher return up to 100 basis points above the authorized rate of return (currently, up to a 12.25% rate of return). If a company's rate of return is between 100 and 500 basis points above the authorized rate of return (that is, currently, between 12.25% and 16.25%), the company must share 50% of the earnings above the 100-basis-point level with customers by reducing rates prospectively. All earnings above the 500-basis-point level must be returned to customers in the form of prospective rate decreases. If, on the other hand, a company's rate of return is more than 100 basis points below the authorized rate of return (that is, currently, below 10.25%), the company is permitted to increase rates prospectively to make up the deficiency.

   Under FCC-approved tariffs, the Network Services Companies are charging uniform rates for interstate access services (with the exception of Subscriber Line Charges) throughout the service territories and are regarded as a single unit by the FCC for rate of return measurement.

   In February 1994, the FCC initiated a rulemaking proceeding to determine the effectiveness of LEC price cap rules and to decide what changes, if any, should be made to those rules. This rulemaking is expected to be concluded in the first half of 1995.

   Enhanced Services

   In 1985, the FCC initiated an examination of its regulations requiring that "enhanced services" (e.g. voice messaging services, electronic mail, videotext gateway, protocol conversion) be offered only through a structurally separated subsidiary. In 1986, the FCC eliminated this requirement, permitting the Company to offer enhanced services, subject to compliance with a series of non-structural safeguards. These safeguards include detailed cost accounting, protection of customer information, public disclosure of technical interfaces and certain reporting requirements. In 1990, the U.S. Court of Appeals for the Ninth Circuit (Court of Appeals) vacated and remanded the matter to the FCC. In 1991, the FCC adopted an order which reinstated relief from the separate subsidiary requirement upon a company's compliance with the FCC's Open Network Architecture requirements and strengthened some of the nonstructural safeguards. In 1992, the Company certified to the FCC that it had complied with applicable requirements, and the FCC granted structural relief.

   In October 1994, the Court of Appeals vacated the 1991 order and remanded the matter to the FCC for further proceedings. As a result, the FCC has initiated a broad examination of the state of competition in the enhanced services business and the adequacy of existing non-structural safeguards. The Company is permitted to continue to offer existing enhanced services pending further action.

                        Bell Atlantic - Maryland, Inc.

   FCC Cost Allocation and Affiliate Transaction Rules

   FCC rules govern: (i) the allocation of costs between the regulated and unregulated activities of a communications common carrier and (ii) transactions between the regulated and unregulated affiliates of a communications common carrier.

   The cost allocation rules apply to certain unregulated activities: activities that have never been regulated as communications common carrier offerings and activities that have been preemptively deregulated by the FCC. The costs of these activities are removed prior to the separations procedures process and are assigned to unregulated activities in the aggregate, not to specific services, for pricing purposes. Other activities must be accounted for as regulated activities, and their costs are subject to separations procedures.

   The affiliate transaction rules govern the pricing of assets transferred to and services provided by affiliates. These rules generally require that assets be transferred between affiliates at "market price", if such price can be established through a tariff or a prevailing price actually charged to third parties. In the absence of a tariff or prevailing price, "market price" cannot be established, in which case (i) asset transfers from a regulated to an unregulated affiliate must be valued at the higher of cost or fair market value, and (ii) asset transfers from an unregulated to a regulated affiliate must be valued at the lower of cost or fair market value.

   The FCC has not attempted to make its cost allocation or affiliate transaction rules preemptive. State regulatory authorities are free to use different cost allocation methods and affiliate transaction rules for intrastate ratemaking and to require carriers to keep separate allocation records.

   Telephone Company Provision of Video Dial Tone and Video Programming

   In August 1992, the FCC issued an order permitting telephone companies such as the Company to provide "video dial tone" service. Video dial tone permits telephone companies to provide video transport to multiple programmers on a non-discriminatory common carrier basis. In November 1994, the FCC issued an order which stated that jurisdiction for video dial tone service will be divided between the FCC and the states. Over the air services and services transported across state lines will be deemed interstate services subject to regulation by the FCC. Services delivered entirely within a single state will be deemed intrastate services subject to state regulation. The order also generally prohibits the Company from acquiring in-region cable television facilities or entering into a joint venture with an in-region cable television company or other video programmer to jointly construct or operate a video dial tone platform.

   In December 1992, two Bell Atlantic Companies, Bell Atlantic - Virginia, Inc. and Bell Atlantic Video Services Company, filed a lawsuit against the federal government in the United States District Court for the Eastern District of Virginia seeking to overturn the prohibition in the Cable Communications Policy Act of 1984 against LECs providing video programming in their respective telephone service areas. In 1993, the court struck down this prohibition as a violation of the First Amendment's freedom of speech protections and enjoined its enforcement against Bell Atlantic, the Network Services Companies, including the Company, and Bell Atlantic Video Services Company. This decision was affirmed by the United States Court of Appeals for the Fourth Circuit in 1994. The federal government is expected to petition the United States Supreme Court to review the decision.

   In 1993, the FCC granted Bell Atlantic authority to test a new technology known as Asynchronous Digital Subscriber Line ("ADSL") for use in delivering video entertainment and information over existing copper telephone lines. Beginning in March 1993, Bell Atlantic began a one-year technical trial of ADSL serving up to 400 Bell Atlantic employees in northern Virginia. In the Fall of 1993, Bell Atlantic petitioned the FCC for authorization to expand and convert this technical trial, upon its completion, into a six month market trial serving up to 2,000 customers. The FCC approved this application in early 1995. Bell Atlantic has also requested authority to offer a commercial video dial tone service to customers served by 25 central offices in parts of northern Virginia and southern Maryland upon completion of the six month market trial. This application remains pending at the FCC.

                        Bell Atlantic - Maryland, Inc.

   Interconnection and Collocation

   In order to encourage greater competition in the provision of interstate special access services, the FCC issued an order in 1992 allowing third parties to collocate their equipment in telephone company offices to provide special access (private line) services to the public. The order permits collocating parties to pay LECs an interconnection charge that is lower than the existing tariffed rates for similar non-collocated services and it allows LECs limited additional pricing flexibility for their own special access services when collocated interconnection is operational. In 1993, the FCC extended collocation to switched access services under terms and conditions similar to those for special access collocation. In June 1994, the U.S. Court of Appeals for the District of Columbia vacated the FCC's special access collocation order insofar as it required physical collocation. In July 1994, the FCC voted to require LECs to offer virtual collocation, with the LECs having the option to offer physical collocation.


                  STATE REGULATION AND COMPETITIVE ENVIRONMENT

   The communications services of the Company are subject to regulation by the Public Service Commission of Maryland (the "PSC") with respect to intrastate rates and services and other matters.

   In 1990, the PSC instituted a regulatory reform plan (the "Reform Plan") for regulation of intrastate services provided by the Company. The Reform Plan provides for sharing of earnings on other-than-competitive services (e.g., basic business and residential dial tone line and usage, pay telephone services and intraLATA toll services) within a prescribed range (13.6% to 15.6% return on equity), for the direct refund to ratepayers of all earnings above that range and for no sharing of earnings if earnings fall below that range. Earnings on competitive services (e.g., Centrex intercom and high capacity, special access and private line services) are not subject to a rate of return limitation. In connection with its approval of the Reform Plan, the PSC required the Company to initiate a rate proceeding to examine its financial and operating results under the Reform Plan and to serve as a rate case for determining rates and rate structure on a going-forward basis for services that the PSC has determined are other-than-competitive.

   In January 1993, the PSC issued an order directing the Company to reduce rates prospectively in the aggregate amount of $28.6 million annually. Tariffs reducing rates by that amount became effective on January 23, 1993.

   The Reform Plan was extended through 1995 and the sharing range was changed to 12.7% to 14.7%. This range was expanded on reconsideration to 12.7% to 16.5%.

   Legislation was passed by both houses of the Maryland General Assembly that would enable the PSC to regulate the Company by a method other than rate base rate of return regulation. If signed into law, the legislation would become effective in June 1995.

   In April 1994, the PSC approved an application from MFS-Intelenet of Maryland, Inc. ("MFS-I"), a subsidiary of MFS Communications Company, Inc., ("MFS") to provide and resell local exchange and interexchange telecommunications services to business customers in areas served by the Company. MFS-I is authorized to be a co-carrier in Maryland and has been assigned its own central office codes for use with its customers, and the Company is required to provide intrastate switched access collocation. The rates that MFS-I will pay to interconnect with the Company must include MFS-I's fair share of the joint and common costs that support universal service. On an interim basis, MFS-I will pay 6.1 cents per call to terminate a call on the Company's network. The PSC established a schedule, which extends into 1995, for Phase II of this case. Final interconnection rates will be decided in Phase II. In late 1994, MCI Metro ATS and Teleport Communications Group received approval for the same waivers and interconnection rates established in the MFS-I proceeding. An application by SBC Media Ventures ("SBC") to provide residential service in Montgomery County was suspended at SBC's request pending completion of Phase II of the MFS-I proceeding.

                        Bell Atlantic - Maryland, Inc.

COMPETITION

   General

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

   The Company faces competition from alternative communications systems, constructed by large end users, interexchange carriers, and alternative access vendors, which are capable of originating and/or terminating calls without the use of the company's plant. MFS has an optical fiber network which currently competes with the Company in the Baltimore metropolitan area. In the Maryland suburbs of Washington, D.C., Institutional Communications Company, in which MFS has acquired a controlling interest, has deployed an optical fiber network to compete with the Company in the provision of switched and special access services and local services.

   The ability of such alternative access providers to compete with the Company has been enhanced by the FCC's orders requiring the Company to offer virtual collocated interconnection for special and switched access services.

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

   Personal Communications Services

   Radio-based personal communications services ("PCS") also constitute potential sources of competition to the Company. PCS consists of wireless portable telephone services which would allow customers to make and receive telephone calls from any location using small handsets, and which could also be used for data transmission. The FCC has authorized trials of such services, using a variety of technologies, by numerous companies, including Bell Atlantic's cellular telecommunications subsidiaries.

   In September 1993, the FCC issued an order allocating radio spectrum to be licensed for use in providing PCS. Under the order, seven separate bandwidths of spectrum, ranging in size from 10 MHz to 30 MHz, would be auctioned to potential PCS providers in each geographic area of the United States; five of the spectrum blocks would be auctioned by "basic trading area" and the remaining two would be auctioned by larger "major trading area" (as such trading areas are defined by Rand McNally). LECs and companies with LEC subsidiaries, such as Bell Atlantic, are eligible to bid for PCS licenses, except that cellular carriers, such as Bell Atlantic, are limited to obtaining only 10 MHz of PCS bandwidth in areas where they provide cellular service. Bidders other than cellular providers may obtain multiple licenses aggregating up to 40 MHz of bandwidth in any area.

   In October 1994, Bell Atlantic, NYNEX, AirTouch Communications and U S WEST, Inc., formed a partnership to bid jointly in the FCC's auctions for PCS licenses. In March 1995, this partnership was a successful bidder for licenses for spectrum to provide

                        Bell Atlantic - Maryland, Inc.

PCS services in the following markets: Chicago; Dallas; Tampa; Houston; Miami; New Orleans; Milwaukee; Richmond; San Antonio; Jacksonville; and Honolulu.

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

   Users of Centrex systems generally require more subscriber lines than users of PBX systems of similar capacity. The FCC increased the maximum Subscriber Line Charge on embedded Centrex lines to $6.00 per month per line, effective April 1, 1989. Increases in Subscriber Line Charges result in Centrex users incurring higher charges than users of comparable PBX systems. The PSC has approved the Company's Centrex tariff methodology and rates, which are designed to offset the effects of such higher Subscriber Line Charges.

   Directories

   The Company continues to face significant competition from other providers of directories, as well as competition from other advertising media. In particular, the former sales representative of several of the Network Services Companies, including the Company, publishes directories in competition with those published by the Company in its service territory.

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


                           NEW PRODUCTS AND SERVICES

   The following new products and services were introduced by the Company in 1994:

   ISDN Anywhere allows customers in non-equipped Integrated Services Digital Network ("ISDN") offices to be offered service from a designated host switch. Customers served by non-equipped offices will be offered service from the designated host switch until such time as their home office becomes equipped with ISDN. ISDN services provide for simultaneous transport of voice, data and images.

   CustoPak is a Centrex service targeted to small business customers which provides intercommunication between Centrex lines within the customer's system, Local Exchange Service, direct in dialing to Centrex lines, identification and billing of outgoing long distance messages by line number where such billing is done by the Company, Touch Tone Calling service, and intercept to the main listed number.

   Line Side Answer Supervision ("LSAS") is provided to customer owned coin operated telephone ("COCOT") customers and is an electrical signal passed back to the calling end of a switched telephone connection indicating that the call has gone off hook or has been answered. This service will enhance usage billing accuracy.

   Consumer Opportunity Savings Plan is an optional calling plan that provides a 20% discount on direct distance dialed ("DDD") calls for residence customers who enroll in the plan and whose monthly intraLATA DDD charges equal or exceed $20.

                        Bell Atlantic - Maryland, Inc.

   Number-To-Number Referral Service provides for intercept to private branch exchange and Centrex lines.

   In addition to these services, the Company initiated certain other services including: i) establishing provisions for interconnection with other local carriers including interconnection rates, directory listing, 911 access and other services, ii) introducing new payment options for several high speed data transmission services, and iii) introducing alternate methods for changing Ultra Forward and Fixed Call Forwarding. The Company also introduced Prepaid Calling Cards for Bell Atlantic and established provisions for promotions and trial offerings.


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


                               EMPLOYEE RELATIONS

   As of December 31, 1994, the Company had approximately 8,100 employees. This represents a decrease of approximately 5% from December 31, 1993. This workforce is augmented by employees of the centralized staff of NSI, who perform services for the Company on a contract basis.

   Approximately 88% of the employees of the Company are represented by the Communications Workers of America which is affiliated with the American Federation of Labor - Congress of Industrial Organizations.

   The represented associates received a base wage increase of 4.00% in August 1994 under the terms of three-year contracts, which were ratified in October 1992 by unions representing associate employees of the Bell Atlantic Network Services Companies, including the Company and NSI. Under the same contracts, associates received a Corporate Profit Sharing payment of $480 per person in 1995 based on Bell Atlantic's 1994 financial performance.

   The terms of the contracts ratified in October 1992 by unions representing associate employees of the Bell Atlantic Network Services Companies, including the Company and NSI, expire in August 1995.

                        Bell Atlantic - Maryland, Inc.

Item 2.  Properties

   The principal properties of the Company do not lend themselves to simple description by character and location. The Company's investment in plant, property and equipment consisted of the following at December 31:

                              1994   1993
                              -----  -----

Central office equipment....    40%    40%
Cable, wiring, and conduit..    38     38
Land and buildings..........     8      8
Other equipment.............    10     10
Other.......................     4      4
                              ----   ----
                               100%   100%
                              ====   ====


   "Central office equipment" consists of switching equipment, transmission equipment and related facilities. "Cable, wiring, and conduit" consists primarily of aerial cable, underground cable, conduit and wiring. "Land and buildings" consists of land owned in fee and improvements thereto, principally central office buildings. "Other equipment" consists of public telephone terminal equipment and other terminal equipment, poles, furniture, office equipment, and vehicles and other work equipment. "Other" property consists primarily of plant under construction, capital leases and leasehold improvements.

   The Company's customers are served by electronic switching systems that provide a wide variety of services. The Company's network is in a transition from an analog to a digital network, which provides the capabilities to furnish advanced data transmission and information management services. At December 31, 1994, approximately 88% of the access lines were served by digital capability.

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


RESULTS OF OPERATIONS
---------------------


For the Years Ended December 31                           1994       1993
----------------------------------------------------------------------------
                                                       (Dollars in Thousands)
Income Before Extraordinary Items and
 Cumulative Effect of Change in Accounting Principle    $ 232,979   $256,303

Extraordinary Items
  Discontinuation of regulatory accounting
   principles, net of tax                                (335,119)       ---
  Early extinguishment of debt, net of tax                    ---    (19,921)

Cumulative Effect of Change in Accounting Principle
  Postemployment benefits, net of tax                         ---    (14,271)
                                                        ---------   --------

Net Income (Loss)                                       $(102,140)  $222,111
                                                        =========   ========

   The Company reported a loss of $102,140,000 for 1994, compared to net income of $222,111,000 for 1993.

   Results for 1994 included a noncash, after-tax extraordinary charge of $335,119,000 in connection with the Company's decision to discontinue application of regulatory accounting principles required by Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (Statement No. 71).

   The discontinued application of Statement No. 71 required the Company, for financial reporting purposes, to eliminate its regulatory assets and liabilities, resulting in an after-tax charge of $19,264,000. In addition, the Company recorded an after-tax charge of $315,855,000, net of related investment tax credits of $21,735,000, to adjust the carrying amount of its telephone plant and equipment. On August 1, 1994, the Company began using shorter asset lives to depreciate certain categories of plant and equipment. The use of shorter asset lives increased depreciation expense for 1994 by approximately $15,600,000, for financial reporting purposes, over the amount that would have been recorded using asset lives prescribed by regulators at the time of the discontinued application of Statement No. 71. See Notes 1, 2 and 3 to the Financial Statements for additional information on the discontinuation of regulatory accounting principles.

   Results for 1993 included an extraordinary charge of $19,921,000 for the early extinguishment of debt, net of tax, and $14,271,000 for the cumulative effect of adopting Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (Statement No. 112).

   In the third quarter of 1994, the Company recorded a pretax charge of $26,455,000, in accordance with Statement No. 112, to recognize the Company's proportionate share of benefit costs for the separation of employees who are entitled to benefits under preexisting Bell Atlantic separation pay plans. The charge, which was actuarially determined, represents benefits earned through July 1, 1994 for employees who are expected to receive separation payments in the future, including those who will be separated through 1997, pursuant to initiatives announced in August 1994. These workforce reductions will be made possible by changes in provisioning systems and customer service processes, increased spans of control, and consolidation and centralization of administrative and staff groups. Costs to enhance systems and consolidate work activities will be charged to expense as incurred. The Company will continue to evaluate ways to streamline and restructure its operations and reduce its workforce to improve its future cost structure.

                        Bell Atlantic - Maryland, Inc.


OPERATING REVENUES
------------------


For the Years Ended December 31                       1994       1993
------------------------------------------------------------------------
                                                  (Dollars in Thousands)
Transport Services
  Local service                                   $  900,686  $  877,371
  Network access                                     512,377     497,610
  Toll service                                       113,068     113,249
Ancillary Services
  Directory advertising                              153,335     153,113
  Other                                               77,257      70,448
Value-added Services                                 193,819     184,927
                                                  ----------  ----------
Total                                             $1,950,542  $1,896,718
                                                  ==========  ==========


TRANSPORT SERVICES OPERATING STATISTICS
---------------------------------------

                                                              Percentage
                                             1994     1993     Increase
------------------------------------------------------------------------
AT YEAR-END
-----------
 ACCESS LINES IN SERVICE (In thousands)
   Residence                                  2,050    1,992         2.9%
   Business                                   1,067    1,017         4.9
   Public                                        40       40           -
                                           --------  -------
                                              3,157    3,049         3.5
                                           ========  =======

FOR THE YEAR
------------
 ACCESS MINUTES OF USE (In millions)
   Interstate                                 9,049    8,519         6.2
   Intrastate                                 2,693    2,288        17.7
                                           --------  -------
                                             11,742   10,807         8.7
                                           ========  =======

 TOLL MESSAGES (In thousands)
   Intrastate                               106,417   99,042         7.4
   Interstate                                22,692   21,312         6.5
                                           --------  -------
                                            129,109  120,354         7.3
                                           ========  =======

LOCAL SERVICE REVENUES

   Dollars in Thousands                       Increase
--------------------------------------------------------------------------------
   1994 - 1993                                 $ 23,315     2.7%
--------------------------------------------------------------------------------

   Local service revenues are earned by the Company from the provision of local exchange, local private line and public telephone services.

   Local service revenues increased in 1994 due primarily to the 3.5% growth in the number of access lines in service, as well as higher usage of basic calling services.


NETWORK ACCESS REVENUES


   Dollars in Thousands                       Increase
--------------------------------------------------------------------------------
   1994 - 1993                                 $ 14,767     3.0%
--------------------------------------------------------------------------------

   Network access revenues are received from interexchange carriers (IXCs) for their use of the Company's local exchange facilities in providing long-distance services to IXCs' customers and from end-user subscribers. Switched access service revenues are derived from usage-based charges paid by IXCs for access to the Company's network. Special access revenues arise from access charges paid by customers who have private lines, and end-user access revenues are earned from local exchange carrier customers who pay for access to the network.

                        Bell Atlantic - Maryland, Inc.

   Network access revenues increased principally due to higher customer demand for access services as reflected by growth in access minutes of use of 8.7%, as well as growth in revenue from end-user charges attributable to increasing access lines in service. Volume-related increases were partially offset by the effect of price reductions and lower revenues recognized through an interstate revenue sharing arrangement with affiliated companies.


TOLL SERVICE REVENUES


   Dollars in Thousands                       (Decrease)
--------------------------------------------------------------------------------
   1994 - 1993                                $   (181)    (.2)%
--------------------------------------------------------------------------------

   Toll service revenues are earned from calls made outside a customer's local calling area, but within the same service area boundaries of the Company, commonly referred to as "LATAs." Other toll services include 800 services and Wide Area Telephone Service (WATS).

   Toll service revenues grew in the first half of 1994 by $571,000, but declined by $752,000 during the second half of 1994 over comparable periods in 1993. Growth in the first half of the year was primarily the result of the recovering economy and harsh weather conditions. The decline in revenues in the second half of the year reflects increased competition. The Company also implemented price reductions on certain toll services which contributed to the decline in revenues in the second half of 1994. Price reductions and competition for private line and interstate toll services resulted in a revenue decline for the year of $1,230,000. The Company expects that competition for toll services will continue to intensify in 1995.


DIRECTORY ADVERTISING REVENUES


   Dollars in Thousands                       Increase
--------------------------------------------------------------------------------
   1994 - 1993                                $    222     .1%
--------------------------------------------------------------------------------

   Directory advertising revenues are earned primarily from local advertising and marketing services provided to businesses in White and Yellow Page directories. Other directory advertising services include database and foreign directory marketing.

   Growth in directory advertising revenues was principally due to higher rates charged for these services. Volume growth continues to be impacted by competition from other directory companies, as well as other advertising media.


OTHER ANCILLARY REVENUES


   Dollars in Thousands                       Increase
--------------------------------------------------------------------------------
   1994 - 1993                               $  6,809    9.7%
--------------------------------------------------------------------------------

   Other ancillary services include billing and collection services provided to IXCs, and facilities rental services provided to affiliates and non-affiliates.

   Other ancillary services revenues increased primarily due to increased rental revenue from affiliates resulting from rate changes made to facilities rental agreements, and higher billing and collection revenues due to volume increases.

                        Bell Atlantic - Maryland, Inc.

VALUE-ADDED SERVICES REVENUES


   Dollars in Thousands                       Increase
--------------------------------------------------------------------------------
   1994 - 1993                                 $  8,892    4.8%
--------------------------------------------------------------------------------

   Value-added services represent a family of enhanced services including Call Waiting, Return Call, Caller ID, Answer Call, and Voice Mail. These services also include customer premises services such as inside wire installation and maintenance and other central office services and features.

   Continued growth in the network customer base (access lines) and higher demand by residence customers for value-added central office and voice messaging services offered by the Company increased value-added services revenues in 1994. These revenue increases were offset, in part, by lower revenues generated from certain maturing central office services and features.



OPERATING EXPENSES
------------------


For the Years Ended December 31                    1994        1993
----------------------------------------------------------------------
                                                (Dollars in Thousands)
Employee costs, including benefits and taxes    $  446,618  $  420,853
Depreciation and amortization                      397,404     354,076
Other operating expenses                           671,331     654,373
                                                ----------  ----------
Total                                           $1,515,353  $1,429,302
                                                ==========  ==========


EMPLOYEE COSTS


   Dollars in Thousands                       Increase
--------------------------------------------------------------------------------
   1994 -1993                                 $ 25,765     6.1%
--------------------------------------------------------------------------------

   Employee costs consist of salaries, wages and other employee compensation, employee benefits and payroll taxes paid directly by the Company. Similar costs incurred by employees of Bell Atlantic Network Services, Inc. (NSI), who provide centralized services on a contract basis, are allocated to the Company and are included in other operating expenses.

   The increase in employee costs was largely attributable to a charge of $20,725,000 to recognize the Company's proportionate share of benefit costs for the aforementioned separation of employees. The third and fourth quarters of 1994 also included approximately $1,400,000 for the ongoing recognition of costs under separation pay plans. Benefit costs associated with the separation of employees of NSI were allocated to the Company and are included in other operating expenses. In addition, employee costs were higher due to salary and wage increases and increased overtime pay caused by unusually severe weather conditions experienced during the year. These expense increases were offset, in part, by the effect of lower workforce levels during 1994.


DEPRECIATION AND AMORTIZATION


   Dollars in Thousands                       Increase
--------------------------------------------------------------------------------
   1994 - 1993                                 $ 43,328    12.2%
--------------------------------------------------------------------------------

   Depreciation and amortization expense increased due principally to growth in telephone plant and increased rates of depreciation, including depreciation increases resulting from the Company's aforementioned discontinued application of Statement No. 71. On August 1, 1994, the Company began using shorter asset lives for certain categories of plant and equipment which reflect the Company's expectations as to the revenue-producing lives of the assets (see Note 3 to the Financial Statements). The

                        Bell Atlantic - Maryland, Inc.

use of the shorter asset lives increased depreciation expense in 1994, for financial reporting purposes, by approximately $15,600,000, over the amount that would have been recorded using asset lives prescribed by regulators at the time of the discontinued application of Statement No. 71. Future depreciation represcriptions by regulators will not affect depreciation expense recognized for financial reporting purposes.


OTHER OPERATING EXPENSE


   Dollars in Thousands                       Increase
--------------------------------------------------------------------------------
   1994 - 1993                                 $ 16,958     2.6%
--------------------------------------------------------------------------------

   Other operating expenses consist primarily of contracted services including centralized service expenses allocated from NSI, rent, network software costs, operating taxes other than income, provision for uncollectible accounts receivable and other costs.

   The increase in other operating expense was principally due to higher costs allocated from NSI primarily as a result of higher employee costs, contracted services, and employee-related expenses incurred in that organization, including $5,730,000 for the Company's allocated share of separation benefit costs associated with employees of NSI. Also contributing to the increase were higher non-affiliate contract labor and engineering services costs.

   These increases were offset, in part, by $8,297,000 representing the Company's allocated share of reimbursements of previously recognized costs as a result of the decision by other Bell Communications Research, Inc. owners to participate in the Advanced Intelligent Network (AIN) project. Previously, this project had been supported entirely by Bell Atlantic's network services subsidiaries, including the Company. Lower directory expenses further offset these increases.


OTHER INCOME AND (EXPENSE), NET


   Dollars in Thousands                       (Decrease)
--------------------------------------------------------------------------------
   1994 - 1993                                  $ (5,378)    ---
--------------------------------------------------------------------------------

   The change in other income and (expense), net was largely attributable to additional expenses in 1994, primarily due to increased contributions, including contributions to schools as part of the state of Maryland's Distance Learning initiative.

   Upon the discontinued application of Statement No. 71, effective August 1, 1994, interest costs on telephone plant under construction were capitalized in accordance with the provisions of Statement of Financial Accounting Standards No. 34, "Capitalization of Interest Cost," and reported as a cost of telephone plant and a reduction of interest expense. Previously, the Company recorded an allowance for funds used during construction as a cost of plant and an item of other income. The allowance for funds used during construction recorded prior to August 1, 1994 totaled $3,050,000, compared to $4,000,000 for the twelve-month period ended December 31, 1993. The lower amount in 1994 resulted primarily from the discontinued application of Statement No. 71 offset, in part, by increased levels of telephone plant under construction during 1994.


INTEREST EXPENSE


   Dollars in Thousands                       (Decrease)
--------------------------------------------------------------------------------
   1994 - 1993                                 $(10,498)    (13.4)%
--------------------------------------------------------------------------------

   Interest expense decreased primarily due to the effect of long-term debt refinancings in 1993 and lower levels of average short-term debt. Interest expense was further reduced by the recognition of $3,271,000 in capitalized interest costs,

                        Bell Atlantic - Maryland, Inc.

subsequent to the discontinued application of Statement No. 71. Partially offsetting these decreases was the effect of rising interest rates during the year.


PROVISION FOR INCOME TAXES


   Dollars in Thousands                       (Decrease)
--------------------------------------------------------------------------------
   1994 - 1993                                 $ (3,783)   (2.8)%
--------------------------------------------------------------------------------


EFFECTIVE INCOME TAX RATES


   For the Years Ended December 31
--------------------------------------------------------------------------------
   1994                                                35.8%
--------------------------------------------------------------------------------
   1993                                                34.2%
--------------------------------------------------------------------------------

   The Company's effective income tax rate was higher in 1994 due to the reduction in the amortization of investment tax credits and the elimination of the benefit of the rate differential applied to reversing timing differences as a result of the discontinued application of Statement No. 71. The higher effective income tax rate also resulted from the effect of a one-time net benefit recorded in 1993 to adjust deferred taxes for the increase in the federal corporate income tax rate from 34% to 35%.


COMPETITIVE AND REGULATORY ENVIRONMENT
--------------------------------------

   The communications industry continues to undergo fundamental changes which may have a significant impact on future financial performance of telecommunications companies. These changes are being driven by a number of factors, including the accelerated pace of technological innovation, the convergence of the telecommunications, cable television, information services and entertainment businesses and a regulatory environment in which traditional barriers are being lowered or eliminated and competition permitted or encouraged.

   The Company's telecommunications business is subject to competition from numerous sources. An increasing amount of this competition is from companies that have substantial capital, technological and marketing resources, many of which do not face the same regulatory constraints as the Company.

   A number of well-financed competitors have been granted authority, and others are likely soon to seek authority, to offer competing local exchange services, such as dial tone and local usage, in some of the most lucrative of the Company's local telephone service areas. In April 1994, the Public Service Commission of Maryland (PSC) approved an application from MFS-Intelenet of Maryland, Inc. (MFS-I), a subsidiary of MFS Communications Company, Inc., (MFS) to provide and resell local exchange and interexchange telecommunications services to business customers in areas served by the Company. MFS-I is authorized to be a co-carrier in Maryland and has been assigned its own central office codes for use with its customers and the Company is required to provide intrastate switched access collocation. The Commission has determined that the rates that MFS-I will pay to interconnect with the Company include MFS-I's fair share of the joint and common costs that support universal service. On an interim basis, MFS-I will pay 6.1 cents per call to terminate a call on the Company's network. The PSC has established a schedule, which extends into 1995, for Phase II of this case. Final interconnection rates will be decided in Phase
II. In late 1994, MCI Metro ATS and Teleport Communications Group received approval for the same waivers and interconnection rates established in the MFS-I proceeding. An application by SBC Media Ventures (SBC) to provide residential service in Montgomery County was suspended at SBC's request pending completion of Phase II of the MFS-I proceeding.

   The entry of well-financed competitors has the potential to adversely affect multiple revenue streams of the Company, including toll, local exchange and network access services in the market segments and geographical areas in which the competitors

                        Bell Atlantic - Maryland, Inc.

operate. The amount of revenue reductions will depend, in part, on the competitors' success in marketing these services, and the conditions established by regulatory authorities. The potential impact is expected to be offset, to some extent, by revenues from interconnection charges to be paid to the Company by these competitors.

   The Company continues to respond to competitive challenges by intensely focusing on meeting customer requirements and by reducing its cost structure through efficiency and productivity initiatives. In addition, the Company continues to seek growth opportunities in businesses where it possesses core competencies.

   FEDERAL REGULATION

   Legislation has been introduced in the current session of the United States Congress that would remove barriers to entry in the local exchange markets and would permit local exchange carriers, such as the Company, to provide interLATA services. The impact of the enactment of such legislation on the Company's future financial performance will depend on a number of factors, including the degree of parity under which competition is permitted in the local and long-distance markets.

   In February 1994, the Federal Communications Commission (FCC) initiated a rulemaking proceeding to determine the effectiveness of the price cap rules affecting local exchange carriers, including the Company, and to decide what changes, if any, should be made to those rules. This rulemaking is expected to be concluded in the first half of 1995.

   Recent FCC rulings have sought to expand competition for special and switched access services. The FCC ordered local exchange carriers, including the Company, to provide virtual collocation in the Company's central offices to competitors, with the option of offering physical collocation, for the purpose of providing special and switched access transport services. The Company does not expect the net revenue impact of collocation to be material.

   STATE REGULATION

   The communications services of the Company are subject to regulation by the PSC with respect to intrastate rates and services and other matters.

   The Company has been operating under a regulatory reform plan instituted by the PSC in 1990. Legislation was passed by both houses of the Maryland General Assembly that would enable the PSC to regulate the Company by a method other than rate base rate of return regulation. If signed into law, the legislation would become effective in June 1995.

   See Item 1 - Description of Business, State Regulation and Competitive Environment for a complete description of the Company's current regulatory plan and competitive environment.


OTHER MATTERS
-------------

   ENVIRONMENTAL ISSUES

   The Company is subject to a number of environmental proceedings as a result of its operations and shared liability provisions in the Plan of Reorganization related to the Modification of Final Judgment. The Company is also responsible for the remediation of sites with underground fuel storage tanks and other expenses associated with environmental compliance.

   The Company continually monitors its operations with respect to potential environmental issues, including changes in legally mandated standards and remediation technologies. The Company's recorded liability reflects those specific issues where remediation activities are currently deemed to be probable and where the cost of remediation is estimable. Management believes that the aggregate amount of any additional potential liability would not have a material effect on the Company's results of operations or financial condition.

                        Bell Atlantic - Maryland, Inc.

FINANCIAL CONDITION
-------------------

   Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements, including network expansion and modernization, and payment of dividends. Management expects that presently foreseeable capital requirements will be financed primarily through internally generated funds. Additional long-term debt may be needed to fund development activities and to maintain the Company's capital structure within management's guidelines.

   As of December 31, 1994, the Company had $232,900,000 of an unused line of credit with an affiliate, Bell Atlantic Network Funding Corporation. In addition, the Company had $50,000,000 remaining under a shelf registration statement filed with the Securities and Exchange Commission.

   The Company's debt ratio was 51.9% at December 31, 1994, compared to 44.4% at December 31, 1993. The 1994 debt ratio was impacted significantly by the equity reduction associated with the discontinued application of Statement No. 71.

   As a result of the discontinued application of Statement No. 71, the Balance Sheet at December 31, 1994 reflects significant changes due to the elimination of regulatory assets and liabilities, the revaluation of plant and equipment and the accelerated amortization of investment tax credits (see Note 2 to the Financial Statements).

                        Bell Atlantic - Maryland, Inc.

                                    PART II


Item 8.   Financial Statements and Supplementary Data

          The information required by this Item is set forth on pages F-1 through F-20.


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

          (Omitted pursuant to General Instruction J(2).)


                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)  The following documents are filed as part of this report:

          (1)  Financial Statements

                    See Index to Financial Statements and Financial Statement Schedule appearing on page F-1.

          (2)  Financial Statement Schedule

                    See Index to Financial Statements and Financial Statement Schedule appearing on page F-1.

                        Bell Atlantic - Maryland, Inc.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued)

          (3)  Exhibits

                  Exhibits identified in parentheses below, on file with the Securities and Exchange Commission (SEC), are incorporated herein by reference as exhibits hereto.

          Exhibit Number (Referenced to Item 601 of Regulation S-K)
          ---------------------------------------------------------

           3a Articles of Restatement of registrant filed July 30, 1990. (Exhibit 3a to the registrant's Annual Report on Form 10-K for the year ended December 31, 1990, File No. 1-6875.)

               3a(i) Articles of Amendment to registrant's Certificate of
                     Incorporation dated January 11, 1994 and filed January 13, 1994. (Exhibit 3a(i) to the registrant's Annual Report on Form 10-K for the year ended December 31, 1993,
                     File No. 1-6875.)

           3b By-Laws of the registrant, as amended January 1, 1990. (Exhibit 3b to the registrant's Annual Report on Form 10-K for the year ended December 31, 1989, File No. 1-6875.)

               3b(i) Resolution dated August 31, 1992 amending Article V,
                     Section 5-a regarding: Indemnification of Directors. (Exhibit 3b(i) to the registrant's Annual Report on Form 10-K for the year ended December 31, 1992, File No. 1-6875.)

            4 No instrument which defines the rights of holders of long-term debt of the registrant is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

          10a Agreement Concerning Contingent Liabilities, Tax Matters and Termination of Certain Agreements among AT&T, Bell Atlantic Corporation, the Bell Atlantic Corporation telephone subsidiaries, and certain other parties, dated as of November 1, 1983. (Exhibit 10a to Bell Atlantic Corporation Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-8606.)

          10b Agreement among Bell Atlantic Network Services, Inc. and the Bell Atlantic Corporation telephone subsidiaries, dated November 7, 1983. (Exhibit 10b to Bell Atlantic Corporation Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-8606.)

           23  Consent of Independent Accountants.

           24  Powers of Attorney.

           27  Financial Data Schedule.

        (b)    Reports on Form 8-K:

               There were no Current Reports on Form 8-K filed during the quarter ended December 31, 1994.

                        Bell Atlantic - Maryland, Inc.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Bell Atlantic - Maryland, Inc.


                                         By  /s/  William M. English
                                            ---------------------------
                                                  William M. English
                                                  Controller

March 29, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                                           ++
Principal Executive Officer:                +
Frederick D. D'Alessio      President and   +
                            Chief Executive +
                            Officer         +
                                            +
Principal Financial Officer:                +
                                            +
 William M. English         Controller      +
                                            +
Directors:                                  ++    By /s/  William M. English
 George L. Bunting, Jr.                     +        ---------------------------
 Frederick D. D'Alessio                     +             William M. English
 Dr. Rhoda M. Dorsey                        +             (individually and as
 James H. McLean                            +             attorney-in-fact)
 Randal S. Milch                            +             March 29, 1995
 John W. Seazholtz                          +
 Robert F. Tardio                           +
                                           ++

                        Bell Atlantic - Maryland, Inc.

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE



                                                                        Page
                                                                        ----

   Report of Independent Accountants .................................   F-2

   Statements of Operations and Reinvested Earnings
      For the years ended December 31, 1994, 1993, and 1992 ..........   F-3

   Balance Sheets - December 31, 1994 and 1993 .......................   F-4

   Statements of Cash Flows
      For the years ended December 31, 1994, 1993, and 1992 ..........   F-6

   Notes to Financial Statements .....................................   F-7

   Schedule II - Valuation and Qualifying Accounts
      For the years ended December 31, 1994, 1993, and 1992 ..........   F-20



Financial statement schedules other than that listed above have been omitted because such schedules are not required or applicable.

                         Bell Atlantic - Maryland, Inc.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareowner of Bell Atlantic - Maryland, Inc.


We have audited the financial statements and the financial statement schedule of Bell Atlantic - Maryland, Inc. as listed in the index on page F-1 of this Form 10-K. The financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bell Atlantic - Maryland, Inc. as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

As discussed in Notes 1 and 2 to the financial statements, the Company discontinued accounting for its operations in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," effective August 1, 1994. Also, as discussed in Notes 1, 7 and 8 to the financial statements, the Company changed its method of accounting for income taxes and postemployment benefits in 1993.



/s/ COOPERS & LYBRAND L.L.P.



2400 Eleven Penn Center
Philadelphia, Pennsylvania
February 6, 1995

                        Bell Atlantic - Maryland, Inc.

                STATEMENTS OF OPERATIONS AND REINVESTED EARNINGS
                        FOR THE YEARS ENDED DECEMBER 31
                            (DOLLARS IN THOUSANDS)


                                                 1994         1993         1992
                                              -----------  -----------  ----------
OPERATING REVENUES (including $22,062,
 $34,301 and $25,429 from affiliates).......  $1,950,542   $1,896,718   $1,853,261
                                              ----------   ----------   ----------

OPERATING EXPENSES
  Employee costs, including benefits
   and taxes................................     446,618      420,853      418,222
  Depreciation and amortization.............     397,404      354,076      352,882
  Other (including $354,979,
   $336,052 and $328,103 to affiliates).....     671,331      654,373      635,794
                                              ----------   ----------   ----------
                                               1,515,353    1,429,302    1,406,898
                                              ----------   ----------   ----------

OPERATING INCOME............................     435,189      467,416      446,363

OTHER INCOME AND (EXPENSE), NET
  Allowance for funds used
   during construction......................       3,050        4,000        6,985
  Other, net (including $101, $498
   and $43 from affiliate)..................      (7,505)      (3,077)       1,015
                                              ----------   ----------   ----------
                                                  (4,455)         923        8,000
INTEREST EXPENSE (including $1,025,
 $2,042 and $3,252 to affiliate)............      68,121       78,619       90,607
                                              ----------   ----------   ----------

INCOME BEFORE PROVISION FOR INCOME TAXES,
 EXTRAORDINARY ITEMS, AND CUMULATIVE
 EFFECT OF CHANGE IN ACCOUNTING
 PRINCIPLE..................................     362,613      389,720      363,756
PROVISION FOR INCOME TAXES..................     129,634      133,417      113,149
                                              ----------   ----------   ----------

INCOME BEFORE EXTRAORDINARY ITEMS AND
 CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE.......................     232,979      256,303      250,607
                                              ----------   ----------   ----------

EXTRAORDINARY ITEMS
  Discontinuation of Regulatory Accounting
   Principles, Net of Tax...................    (335,119)         ---          ---
  Early Extinguishment of Debt,
   Net of Tax...............................         ---      (19,921)         ---
                                              ----------   ----------   ----------
                                                (335,119)     (19,921)         ---
                                              ----------   ----------   ----------

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
 PRINCIPLE
  Postemployment Benefits, Net of Tax.......         ---      (14,271)         ---
                                              ----------   ----------   ----------

NET INCOME (LOSS)...........................  $ (102,140)  $  222,111   $  250,607
                                              ==========   ==========   ==========

REINVESTED EARNINGS
  At beginning of year......................  $  460,246   $  456,993   $  402,171
  Add:  net income (loss)...................    (102,140)     222,111      250,607
                                              ----------   ----------   ----------
                                                 358,106      679,104      652,778
  Deduct:  dividends........................     233,781      218,704      195,700
           other changes....................         (66)         154           85
                                              ----------   ----------   ----------
  At end of year............................  $  124,391   $  460,246   $  456,993
                                              ==========   ==========   ==========



                       See Notes to Financial Statements.

                        Bell Atlantic - Maryland, Inc.

                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                     ASSETS
                                     ------


                                                      DECEMBER 31
                                                 ----------------------
                                                    1994        1993
                                                 ----------  ----------
CURRENT ASSETS
 Accounts receivable:
  Customers and agents, net of allowances for
    uncollectibles of $18,646 and $20,028......  $  290,021  $  278,176
  Parent and affiliates........................      49,233      55,541
  Other........................................      28,571      16,603
 Material and supplies.........................      10,185       7,123
 Prepaid expenses..............................      97,730      98,735
 Deferred income taxes.........................      14,942         342
 Other.........................................         193       3,418
                                                 ----------  ----------
                                                    490,875     459,938
                                                 ----------  ----------

PLANT, PROPERTY AND EQUIPMENT..................   5,268,419   5,097,901
 Less accumulated depreciation.................   2,574,532   1,847,677
                                                 ----------  ----------
                                                  2,693,887   3,250,224
                                                 ----------  ----------

OTHER ASSETS...................................      43,357     150,796
                                                 ----------  ----------

TOTAL ASSETS...................................  $3,228,119  $3,860,958
                                                 ==========  ==========




                       See Notes to Financial Statements.

                        Bell Atlantic - Maryland, Inc.

                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                    LIABILITIES AND SHAREOWNER'S INVESTMENT
                    ---------------------------------------


                                                    DECEMBER 31
                                             ------------------------
                                                1994          1993
                                             ----------    ----------
CURRENT LIABILITIES
 Debt maturing within one year:
  Note payable to affiliate..............   $   15,273     $   26,001
  Other..................................       31,418          7,023
 Accounts payable:
  Parent and affiliates..................      160,513        132,599
  Other..................................      187,167        200,880
 Accrued expenses:
  Vacation pay...........................       32,440         31,785
  Interest...............................       16,170         15,619
  Taxes..................................       35,537         24,466
  Other..................................       34,381         29,045
 Advance billings and customer deposits..       46,607         36,851
                                            ----------     ----------
                                               559,506        504,269
                                            ----------     ----------

LONG-TERM DEBT...........................      976,036        994,461
                                            ----------     ----------

EMPLOYEE BENEFIT OBLIGATIONS.............      459,789        411,729
                                            ----------     ----------

DEFERRED CREDITS AND OTHER LIABILITIES
 Deferred income taxes...................      133,847        366,213
 Unamortized investment tax credits......       25,358         66,241
 Other...................................      123,772        232,379
                                            ----------     ----------
                                               282,977        664,833
                                            ----------     ----------

COMMITMENTS (Note 4)

SHAREOWNER'S INVESTMENT
 Common stock - one share, without
  par value, owned by parent.............      825,420        825,420
 Reinvested earnings.....................      124,391        460,246
                                            ----------     ----------
                                               949,811      1,285,666
                                            ----------     ----------


TOTAL LIABILITIES AND SHAREOWNER'S
 INVESTMENT .............................   $3,228,119     $3,860,958
                                            ==========     ==========



                       See Notes to Financial Statements.

                        Bell Atlantic - Maryland, Inc.

                            STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31
                             (DOLLARS IN THOUSANDS)


                                                      1994        1993        1992
                                                   ----------  ----------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)................................  $(102,140)  $ 222,111   $ 250,607
Adjustments to reconcile net income (loss) to
 net cash provided by operating activities:
   Depreciation and amortization.................    397,404     354,076     352,882
   Extraordinary items, net of tax...............    335,119      19,921         ---
   Cumulative effect of change in accounting
     principle, net of tax.......................        ---      14,271         ---
   Allowance for funds used during construction..     (3,050)     (4,000)     (6,985)
   Other items, net..............................      1,092     (26,349)        860
   Changes in certain assets and liabilities:
      Accounts receivable........................    (17,505)      6,871     (69,199)
      Material and supplies......................     (4,529)     (3,325)      4,357
      Other assets...............................      5,467      (7,388)     18,549
      Accounts payable and accrued taxes.........     18,520      55,156      37,200
      Deferred income taxes, net.................    (53,473)      1,895      (8,253)
      Unamortized investment tax credits.........     (6,622)     (8,670)    (12,397)
      Employee benefit obligations...............     48,060      16,108       5,585
      Other liabilities..........................     (2,957)     (1,386)     10,912
                                                   ---------   ---------   ---------

Net cash provided by operating activities........    615,386     639,291     584,118
                                                   ---------   ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to plant, property and equipment.......   (381,293)   (352,366)   (361,248)
Net change in note receivable from affiliate.....        ---          49         (49)
Other plant-related changes......................     14,321      13,071        (827)
                                                   ---------   ---------   ---------

Net cash used in investing activities............   (366,972)   (339,246)   (362,124)
                                                   ---------   ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings.........................        ---     442,952      99,015
Principal repayments of borrowings and
 capital lease obligations.......................     (6,698)     (2,007)     (2,846)
Early extinguishment of debt.....................        ---    (470,000)    (30,000)
Net change in short-term borrowings..............        ---      27,979    (100,000)
Net change in note payable to affiliate..........    (10,728)    (96,289)      8,980
Dividends paid...................................   (233,781)   (218,704)   (195,700)
Net change in outstanding checks drawn
 on controlled disbursement accounts.............      2,793      15,139        (558)
                                                   ---------   ---------   ---------

Net cash used in financing activities............   (248,414)   (300,930)   (221,109)
                                                   ---------   ---------   ---------

INCREASE (DECREASE) IN CASH......................        ---        (885)        885

CASH, BEGINNING OF YEAR..........................        ---         885         ---
                                                   ---------   ---------   ---------

CASH, END OF YEAR................................  $    ---    $    ---    $     885
                                                   =========   =========   =========




                      See Notes to Financial Statements.

                        Bell Atlantic - Maryland, Inc.

                         NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  BASIS OF PRESENTATION

  Bell Atlantic - Maryland, Inc. (the Company), is a wholly owned subsidiary of Bell Atlantic Corporation (Bell Atlantic).

  Effective August 1, 1994, the Company discontinued accounting for its operations under the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (Statement No. 71) (see Note 2).

  REVENUE RECOGNITION

  Revenues are recognized as earned on the accrual basis, which is generally when services are rendered based on the usage of the Company's local exchange network and facilities.

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

  PREPAID DIRECTORY

  Costs of directory production and advertising sales are principally deferred until the directory is published. Such costs are amortized to expense and the related advertising revenues are recognized over the average life of the directory, which is generally 12 months.

  PLANT AND DEPRECIATION

  The Company's provision for depreciation is based principally on the composite group remaining life method of depreciation and straight-line composite rates. This method provides for the recovery of the remaining net investment in telephone plant, less anticipated net salvage value, over the remaining asset lives. In connection with the discontinued application of Statement No. 71, the Company began recording depreciation expense based on expected revenue-producing asset lives. The following asset lives were used, effective August 1, 1994: buildings, 34 to 40 years; central office equipment, 6 to 12 years; cable, wiring, and conduit, 15 to 50 years; and other equipment, 6 to 34 years. Previously, depreciation expense was based on asset lives that were authorized by regulatory commissions (see Note 3) and included regulator-approved amortization of certain classes of telephone plant.

  When depreciable plant is replaced or retired, the amounts at which such plant has been carried in plant, property and equipment are removed from the respective accounts and charged to accumulated depreciation, and any gains or losses on disposition are amortized over the remaining asset lives of the remaining net investment in telephone plant.

  MAINTENANCE AND REPAIRS

  The cost of maintenance and repairs, including the cost of replacing minor items not constituting substantial betterments, is charged to operating expense.

                        Bell Atlantic - Maryland, Inc.

  CAPITALIZED INTEREST COST

  Upon the discontinued application of Statement No. 71, effective August 1, 1994, the Company began reporting capitalized interest as a cost of telephone plant and equipment and a reduction in interest expense, in accordance with the provisions of Statement of Financial Accounting Standards No. 34,
"Capitalization of Interest Cost."

  Prior to the discontinued application of Statement No. 71, the Company recorded an allowance for funds used during construction, which included both interest and equity return components, as a cost of plant and as an item of other income.

  EMPLOYEE BENEFITS

  Pension Plans

  Substantially all employees of the Company are covered under multi-employer noncontributory defined benefit pension plans sponsored by Bell Atlantic and certain of its subsidiaries, including the Company.

  Amounts contributed to the Company's pension plans are actuarially determined, principally under the aggregate cost actuarial method, and are subject to applicable federal income tax regulations.

  Postretirement Benefits Other Than Pensions

  Substantially all employees of the Company are covered under postretirement health and life insurance benefit plans sponsored by Bell Atlantic and certain of its subsidiaries, including the Company.

  Amounts contributed to 501(c)(9) trusts and 401(h) accounts under applicable federal income tax regulations to pay certain postretirement benefits are actuarially determined, principally under the aggregate cost actuarial method.

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

  Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (Statement No. 109), which requires the determination of deferred taxes using the asset and liability method. Under the asset and liability method, deferred taxes are provided on book and tax basis differences and deferred tax balances are adjusted to reflect enacted changes in income tax rates.

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

                        Bell Atlantic - Maryland, Inc.

  The Tax Reform Act of 1986 repealed the investment tax credit (ITC) as of January 1, 1986, subject to certain transitional rules. ITCs were deferred and are being amortized as a reduction to income tax expense over the estimated service lives of the related assets.

  RECLASSIFICATIONS

  Certain reclassifications of prior years' data have been made to conform to 1994 classifications.


2. DISCONTINUATION OF REGULATORY ACCOUNTING PRINCIPLES

  In the third quarter of 1994, the Company determined that it was no longer eligible for continued application of the accounting required by Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (Statement No. 71). In connection with the decision to discontinue regulatory accounting principles under Statement No. 71, the Company recorded a noncash, after-tax extraordinary charge of $335,119,000, which is net of an income tax benefit of $230,341,000.

  The Company's determination that it was no longer eligible for continued application of the accounting required by Statement No. 71 was based on the belief that the convergence of competition, technological change (including the Company's technology deployment plans), actual and potential regulatory, legislative and judicial actions, and other factors are creating fully open and competitive markets. In such markets, the Company does not believe it can be assured that prices can be maintained at levels that will recover the net carrying amount of existing telephone plant and equipment, which has been depreciated over relatively long regulator-prescribed lives. In addition, changes from cost-based regulation to a form of incentive regulation contributed to the determination that the continued application of Statement No. 71 is inappropriate.

  The components of the charge recognized as a result of the discontinued application of Statement No. 71 follow:

                                                          (DOLLARS IN THOUSANDS)
                                                          -----------------------
                                                           PRE-TAX     AFTER-TAX
                                                          ----------  -----------

Increase in plant and equipment depreciation reserve....    $532,141    $337,590
Accelerated investment tax credit amortization..........         ---     (21,735)
Tax-related regulatory asset and liability elimination..         ---      (1,874)
Other regulatory asset and liability elimination........      33,319      21,138
                                                            --------    --------
Total...................................................    $565,460    $335,119
                                                            ========    ========


  The increase in the accumulated depreciation reserve of $532,141,000 was supported by both an impairment analysis, which identified estimated amounts not recoverable from future discounted cash flows, and a depreciation study, which identified inadequate depreciation reserve levels which the Company believes resulted principally from the cumulative underdepreciation of plant as a result of the regulatory process. Investment tax credit amortization was accelerated as a result of the reduction in remaining asset lives of the associated telephone plant and equipment.

  Upon adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the effects of required adjustments to deferred tax balances were deferred on the balance sheet as regulatory assets and liabilities and amortized at the time the related deferred taxes were recognized in the ratemaking process. As of August 1, 1994, tax-related regulatory assets of $86,710,000 and tax-related regulatory liabilities of $88,584,000 were eliminated. The elimination of other regulatory assets and liabilities relate principally to deferred debt refinancing and vacation pay costs, which were being amortized as they were recognized in the ratemaking process.

                        Bell Atlantic - Maryland, Inc.

3. PLANT, PROPERTY AND EQUIPMENT

  Plant, property and equipment, which is stated at cost, is summarized as follows at December 31:

                                  1994          1993
                              ------------  ------------
                                (DOLLARS IN THOUSANDS)

Land........................  $    23,743   $    23,968
Buildings...................      384,236       374,508
Central office equipment....    2,116,738     2,047,769
Cable, wiring, and conduit..    2,012,028     1,928,787
Other equipment.............      533,780       515,627
Other.......................       63,522        76,293
Construction-in-progress....      134,372       130,949
                              -----------   -----------
                                5,268,419     5,097,901
Accumulated depreciation....   (2,574,532)   (1,847,677)
                              -----------   -----------
Total.......................  $ 2,693,887   $ 3,250,224
                              ===========   ===========


  The increase in accumulated depreciation in 1994 included $532,141,000 attributable to the adjustment to the carrying value of plant and equipment resulting from the discontinued application of Statement No. 71 (see Note 2). The components of the adjustment to the accumulated depreciation reserve are summarized as follows:


                                     (DOLLARS IN THOUSANDS)
                                     ----------------------

Buildings...................                $ 24,965
Central office equipment....                 220,844
Cable, wiring, and conduit..                 263,534
Other equipment.............                  22,798
                                            --------
Total.......................                $532,141
                                            ========


  In connection with the discontinued application of Statement No. 71, effective August 1, 1994, for financial reporting purposes, the Company began using estimated asset lives for certain categories of plant and equipment that are shorter than those approved by regulators prior to the discontinuance of Statement No. 71. The shorter lives result from the Company's expectation as to the revenue-producing lives of the assets. A comparison of the regulator-approved asset lives to the shorter new asset lives for the most significantly impacted categories of plant and equipment follows:


                      AVERAGE LIVES (IN YEARS)
                   -------------------------------
                   REGULATOR-APPROVED      NEW
                      ASSET LIVES      ASSET LIVES
                   ------------------  -----------

Buildings........             34 - 58      34 - 40
Digital switch...                17.5           12
Digital circuit..                  12            9
Conduit..........                  60           50
Copper cable.....             24 - 28      15 - 17
Fiber cable......                  30      20 - 25


4. LEASES

  The Company has entered into both capital and operating leases for facilities and equipment used in operations. Plant, property and equipment included capital leases of $36,647,000 and $47,954,000 and related accumulated amortization of $13,905,000 and $19,352,000 at December 31, 1994 and 1993,
respectively.   The Company incurred initial capital lease obligations of
$6,153,000 in 1994, as compared to no initial capital lease obligations in 1993, and $11,192,000 in 1992.

                        Bell Atlantic - Maryland, Inc.

  Total rent expense amounted to $44,723,000 in 1994, $45,441,000 in 1993, and $47,824,000 in 1992. Of these amounts, the Company incurred rent expense of $32,186,000, $32,925,000, and $32,786,000 in 1994, 1993, and 1992, respectively, to affiliated companies.

  At December 31, 1994, the aggregate minimum rental commitments under noncancelable leases for the periods shown are as follows:

YEARS                        CAPITAL LEASES  OPERATING LEASES
-----                        --------------  ----------------
                                  (DOLLARS IN THOUSANDS)

1995.......................         $ 4,504           $ 7,335
1996.......................           4,453             6,912
1997.......................           4,333             6,201
1998.......................           4,353             5,104
1999.......................           4,370             1,878
Thereafter.................          43,828             2,801
                                    -------           -------
Total......................          65,841           $30,231
                                                      =======

Less imputed interest and
 executory costs...........          34,871
                                    -------
Present value of net
 minimum lease payments....          30,970
Less current installments..             682
                                    -------
Long-term obligation at
 December 31, 1994.........         $30,288
                                    =======

5. DEBT

  LONG-TERM

  Long-term debt consists principally of debentures issued by the Company. Interest rates and maturities of the amounts outstanding are as follows at December 31:

                                              1994         1993
                                           -----------  -----------
                                            (DOLLARS IN THOUSANDS)

Forty year 3 1/4%, due 1995..............  $   25,000   $   25,000
Seven year 5 7/8%, due 1999..............     100,000      100,000
Thirty-nine year 4 3/8%, due 2002........      50,000       50,000
Ten year 6%, due 2003....................     200,000      200,000
Thirty-seven year 5 7/8%, due 2004.......      60,000       60,000
Forty year 6 5/8%, due 2008..............      75,000       75,000
Forty year 7 1/4%, due 2012..............      50,000       50,000
Thirty year 7.15%, due 2023..............     250,000      250,000
Forty year 8%, due 2029..................      50,000       50,000
Forty year 8.3%, due 2031................     100,000      100,000
                                           ----------   ----------
                                              960,000      960,000

Unamortized discount and premium, net....      (7,739)     (22,738)
Capital lease obligations-average
 rate 11.2% and 11.5%....................      30,970       34,684
Other-average rate 7.35% to 8.75%,
 maturity dates 1998 to 2005.............      24,223       29,538
                                           ----------   ----------
Total long-term debt, including current
 maturities..............................   1,007,454    1,001,484
Less maturing within one year............      31,418        7,023
                                           ----------   ----------
Total long-term debt.....................  $  976,036   $  994,461
                                           ==========   ==========

  Long-term debt outstanding at December 31, 1994 includes $260,000,000 that is callable by the Company. The call prices range from 102.5% to 100.0% of face value, depending upon the remaining term to maturity of the issue. In addition, long-term debt includes $100,000,000 and $50,000,000 that will become redeemable only on August 1, 1996 and October 15, 1996, respectively, at the option of the holders. The redemption prices will be 100.0% of face value, plus accrued interest.

                        Bell Atlantic - Maryland, Inc.

  In 1993, the Company recorded an extraordinary charge associated with the early extinguishment of debentures called by the Company of $31,020,000, before an income tax benefit of $11,099,000. In 1992, the financial impact of the early extinguishment of debentures was not material.

  At December 31, 1994, the Company had $50,000,000 remaining under a shelf registration statement filed with the Securities and Exchange Commission.

  DEBT MATURING WITHIN ONE YEAR

  Debt maturing within one year consists of the following at December 31:

                                                     1994      1993
                                                   --------  --------
                                                 (DOLLARS IN THOUSANDS)
Note payable to affiliate (BANFC)................  $15,273   $26,001
Long-term debt maturing within one year..........   31,418     7,023
                                                   -------   -------
Total............................................  $46,691   $33,024
                                                   =======   =======

Weighted average interest rate for note payable
 outstanding at year-end.........................      5.7%      3.3%
                                                   =======   =======

  The Company has a contractual agreement with an affiliated company, Bell Atlantic Network Funding Corporation (BANFC), for the provision of short-term financing and cash management services. BANFC issues commercial paper and secures bank loans to fund the working capital requirements of Bell Atlantic's network services subsidiaries, including the Company, and invests funds in temporary investments on their behalf. At December 31, 1994, the Company had $232,900,000 of an unused line of credit with BANFC.


6. FINANCIAL INSTRUMENTS

  CONCENTRATIONS OF CREDIT RISK

  Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables.

  Concentrations of credit risk with respect to trade receivables, other than those from AT&T, are limited due to the large number of customers in the Company's customer base. For the years ended December 31, 1994, 1993 and 1992, revenues generated from services provided to AT&T, primarily network access, billing and collection, and sharing of network facilities, were $204,624,000, $209,971,000, and $235,732,000, respectively. At December 31, 1994 and 1993,
Accounts receivable, net, included $15,657,000 and $15,148,000, respectively, from AT&T.

  FAIR VALUE OF FINANCIAL INSTRUMENTS

  The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

Accounts Receivable, Accounts Payable, Note Payable to Affiliate (BANFC), and Accrued Liabilities

  The carrying amount approximates fair value.

Debt Maturing Within One Year and Long-Term Debt

  Fair value is estimated based on the quoted market prices for the same or similar issues or is based on the net present value of the expected future cash flows using current interest rates.

                        Bell Atlantic - Maryland, Inc.

  The estimated fair values of the Company's financial instruments are as follows at December 31:


                                     1994                1993
                              ------------------  ------------------
                              CARRYING    FAIR    CARRYING    FAIR
                               AMOUNT    VALUE     AMOUNT    VALUE
                              --------  --------  --------  --------
                                      (DOLLARS IN THOUSANDS)

Debt maturing within one
 year, excluding capital
 lease obligations..........  $ 46,009  $ 45,928  $ 31,315  $ 31,508

Long-term debt, excluding
 unamortized discount and
 premium and capital lease
 obligations................  $953,487  $844,417  $984,224  $993,172


7. EMPLOYEE BENEFITS

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

  Aggregate pension cost is as follows:

                                  YEARS ENDED DECEMBER 31
                                ----------------------------
                                  1994      1993      1992
                                --------  --------  --------
                                   (DOLLARS IN THOUSANDS)

Pension cost..................  $15,195   $14,139   $15,748
                                =======   =======   =======

Pension cost as a percentage
 of salaries and wages........      4.6%      4.6%      4.1%
                                =======   =======   =======


  Pension cost in 1994 increased slightly over 1993 cost. Pension cost decreases resulting from plan amendments were more than offset by cost increases resulting from assumption changes, primarily a decrease in the discount rate from 7.75% to 7.25%.

  The decrease in pension cost in 1993 compared to 1992 is due to the net effect of the elimination of one-time charges associated with special termination benefits that were recognized in the preceding year, favorable investment experience, and changes in plan demographics due to retirement and severance programs.

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

                        Bell Atlantic - Maryland, Inc.

  Significant actuarial assumptions for pension benefits are as follows at December 31:

                                             1994    1993    1992
                                            ------  ------  ------

Discount rate.............................  8.25%   7.25%   7.75%
Rate of future increases in
 compensation levels......................  5.25%   5.25%   5.25%

  The expected long-term rate of return on plan assets was 8.25% for 1994, 1993, and 1992.

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

  Aggregate postretirement benefit cost is as follows:

                                             YEARS ENDED DECEMBER 31
                                           ---------------------------
                                             1994      1993      1992
                                           -------    -------   ------
                                              (DOLLARS IN THOUSANDS)

  Postretirement benefit cost ............  $37,659  $38,653  $33,431
                                            =======  =======  =======

  Postretirement benefit cost decreased in 1994 as a result of favorable claims and demographic experience offset, in part, by cost increases resulting from assumption changes, primarily a decrease in the discount rate from 7.75% to
7.25%.   As a result of the 1992 collective bargaining agreements, Bell Atlantic amended the postretirement medical benefit plan for associate employees and certain associate retirees of the Company. The increase in 1993 postretirement benefit cost over 1992 cost was primarily due to the change in benefit levels and claims experience. Also contributing to the increase were changes in actuarial assumptions and demographic experience.

  Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," (Statement No. 106) requires a comparison of the actuarial present value of projected postretirement benefit obligations with the fair value of plan assets, the disclosure of the components of net periodic postretirement benefit costs, and a reconciliation of the funded status of the plan with amounts recorded on the balance sheets. The Company participates in multi-employer plans and therefore, such disclosures are not presented for the Company because the structure of the plans does not provide for the determination of this information on an individual participating company basis.

                        Bell Atlantic - Maryland, Inc.

  Significant actuarial assumptions for postretirement benefits are as follows at December 31:



                                       1994    1993    1992
                                      ------  ------  ------

Discount rate......................   8.25%   7.25%   7.75%
Rate of future increases in
 compensation levels...............   5.25    5.25    5.25
Medical cost trend rate:
  Year ending......................  12.00   13.00   14.50
  Ultimate (year 2003).............   5.00    5.00    5.00
Dental cost trend rate.............   4.00    4.00    4.00

  The expected long-term rate of return on plan assets was 8.25% for 1994, 1993, and 1992.

  Postretirement benefits other than pensions have been included in collective bargaining agreements and have been modified from time to time. The Company has periodically modified benefits under plans maintained for its management employees. Expectations with respect to future amendments to the Company's postretirement benefit plans have been reflected in determining the Company's postretirement benefit cost under Statement No. 106.

  POSTEMPLOYMENT BENEFITS

  Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (Statement No. 112). Statement No. 112 requires accrual accounting for the estimated cost of benefits provided to former or inactive employees after employment but before retirement. The cumulative effect at January 1, 1993 of adopting Statement No. 112 reduced net income by $14,271,000, net of a deferred income tax benefit of $7,881,000. The adoption of Statement No. 112 did not have a significant effect on the Company's ongoing level of operating expense.

  In the third quarter of 1994, the Company recorded a pretax charge of $26,455,000, in accordance with Statement No. 112, to recognize the Company's proportionate share of benefit costs for the separation of employees who are entitled to benefits under preexisting Bell Atlantic separation pay plans. The charge, which was actuarially determined, represents benefits earned through July 1, 1994 for employees who are expected to receive separation payments in the future, including those employees who will be separated through 1997, pursuant to initiatives announced in August 1994.

  SAVINGS PLANS AND EMPLOYEE STOCK OWNERSHIP PLANS

  Substantially all of the Company's employees are eligible to participate in savings plans established by Bell Atlantic to provide opportunities for eligible employees to save for retirement on a tax-deferred basis and encourage employees to acquire and maintain an equity interest in Bell Atlantic. Under these plans, a certain percentage of eligible employee contributions are matched with shares of Bell Atlantic common stock. Bell Atlantic funds the matching contribution through two leveraged employee stock ownership plans (ESOPs). Bell Atlantic accounts for its ESOPs in accordance with the accounting rules applicable to companies with ESOP trusts that held securities prior to December 15, 1989. The Company recognizes its proportionate share of total ESOP cost based on the Company's matching obligation attributable to participating Company employees. The Company recorded total ESOP cost of $7,489,000, $6,751,000, and $9,568,000, in 1994, 1993, and 1992, respectively.


8. INCOME TAXES

  Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (Statement No. 109). Statement No. 109 requires the determination of deferred taxes using the asset and liability method. Under the asset and liability method, deferred taxes are provided on book and tax basis differences and deferred tax balances are adjusted to reflect enacted changes

                        Bell Atlantic - Maryland, Inc.

in income tax rates. Prior to 1993, the Company accounted for income taxes based on the provisions of Accounting Principles Board Opinion No. 11.

  Statement No. 109 has been adopted on a prospective basis and amounts presented for prior years have not been restated. As of January 1, 1993, the Company recorded a charge to income of $193,000, representing the cumulative effect of adopting Statement No. 109, which has been reflected in the Provision for Income Taxes in the Statement of Operations and Reinvested Earnings.

  Upon adoption of Statement No. 109, the effects of required adjustments to deferred tax balances of the Company, which would be recognized in the future for regulatory purposes, were deferred on the balance sheet as regulatory assets and liabilities in accordance with Statement No. 71. At January 1, 1993, the Company recorded income tax-related regulatory assets totaling $108,518,000 in Other Assets and income tax-related regulatory liabilities totaling $127,475,000 in Deferred Credits and Other Liabilities - Other. During 1993, these regulatory assets were increased by $4,345,000 and regulatory liabilities were reduced by $16,727,000 for the effect of the federal corporate income tax rate increase from 34% to 35%, effective January 1, 1993.

  The income tax-related regulatory assets and liabilities were eliminated as a result of the discontinued application of Statement No. 71, effective August 1, 1994 (see Note 2).

  The components of income tax expense are as follows:

                                YEARS ENDED DECEMBER 31
                            -------------------------------
                              1994       1993       1992
                            ---------  ---------  ---------
                                (DOLLARS IN THOUSANDS)
Current:
 Federal..................  $176,586   $131,251   $124,027
 State and local..........    13,143      8,941      9,772
                            --------   --------   --------
 Total....................   189,729    140,192    133,799
                            --------   --------   --------

Deferred:
 Federal..................   (50,842)       322     (8,651)
 State and local..........    (2,631)     1,573        398
                            --------   --------   --------
 Total....................   (53,473)     1,895     (8,253)
                            --------   --------   --------
                             136,256    142,087    125,546
Investment tax credits....    (6,622)    (8,670)   (12,397)
                            --------   --------   --------
Total income tax expense..  $129,634   $133,417   $113,149
                            ========   ========   ========

  As a result of the increase in the federal corporate income tax rate from 34% to 35%, effective January 1, 1993, the Company recorded a net benefit to the tax provision of $293,000 in 1993.

  The provision for income taxes varies from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The difference is attributable to the following factors:

                                               YEARS ENDED DECEMBER 31
                                              --------------------------
                                                1994     1993     1992
                                              --------  -------  -------

 Statutory federal income tax rate..........     35.0%    35.0%    34.0%
 Investment tax credits.....................     (1.8)    (2.2)    (3.1)
 State income taxes, net of federal
  tax benefits..............................      1.7      1.6      1.8
 Benefit of rate differential applied to
  reversing timing differences..............      (.7)    (1.9)    (3.3)
 Reversal of previously capitalized taxes
  and payroll-related construction costs .        1.1      1.7      1.7
 Other, net.................................       .5       --       --
                                                 ----     ----     ----
 Effective income tax rate..................     35.8%    34.2%    31.1%
                                                 ====     ====     ====

                        Bell Atlantic - Maryland, Inc.

  Significant components of deferred tax liabilities (assets) were as follows at December 31:

                                 1994         1993
                              -----------  -----------
                               (DOLLARS IN THOUSANDS)
Deferred tax liabilities:
 Depreciation...............   $ 374,200    $ 606,400
 Other......................      29,900       19,900
                               ---------    ---------
                                 404,100      626,300
                               ---------    ---------
Deferred tax assets:
 Employee benefits..........    (227,600)    (196,800)
 Investment tax credits.....      (9,200)     (38,200)
 Advance payments...........     (10,400)      (9,500)
 Other......................     (38,000)     (15,900)
                               ---------    ---------
                                (285,200)    (260,400)
                               ---------    ---------
Net deferred tax liability..   $ 118,900    $ 365,900
                               =========    =========

  Total deferred tax assets include approximately $162,000,000 and $160,000,000 at December 31, 1994 and 1993, respectively, related to postretirement benefit costs recognized in accordance with Statement No. 106. This deferred tax asset will gradually be realized over the estimated lives of current retirees and employees.

  For the year ended December 31, 1992, a deferred income tax benefit resulted from timing differences in the recognition of revenue and expense for financial and income tax accounting purposes. The sources of these timing differences and the tax effects of each were as follows:
                                                          1992
                                                ----------------------
                                                (DOLLARS IN THOUSANDS)

  Accelerated depreciation .................         $ 6,538
  Employee benefits ........................          (6,176)
  Other, net ...............................          (8,615)
                                                     -------
  Total ....................................         $(8,253)
                                                     =======


9. SUPPLEMENTAL CASH FLOW AND ADDITIONAL FINANCIAL INFORMATION

                                            YEARS ENDED DECEMBER 31
                                          ----------------------------
                                            1994      1993      1992
                                          --------  --------  --------
                                             (DOLLARS IN THOUSANDS)

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for:
 Interest, net of amounts capitalized...  $ 65,688  $ 84,959  $ 87,864
 Income taxes, net of amounts refunded..   186,476   115,749   134,343

ADDITIONAL FINANCIAL INFORMATION:
Interest expense incurred, net of
 amounts capitalized....................    68,121    78,619    90,607
Capitalized interest....................     3,271       ---       ---


  Interest paid during the year includes $976,000 in 1994, $2,307,000 in 1993, and $3,383,000 in 1992 related to short-term financing services provided by Bell Atlantic Network Funding Corporation (see Note 5).

  At December 31, 1994 and 1993, $18,846,000 and $16,053,000, respectively, of negative cash balances were classified as accounts payable.

                        Bell Atlantic - Maryland, Inc.

10. TRANSACTIONS WITH AFFILIATES

  The financial statements include transactions with Bell Atlantic Network Services, Inc. (NSI), Bell Atlantic Network Funding Corporation (BANFC), Bell Atlantic, and various other affiliates.

  The Company has contractual arrangements with NSI for the provision of various centralized corporate, administrative, planning, financial and other services. These arrangements serve to fulfill the common needs of Bell Atlantic's telephone subsidiaries on a centralized basis. The Company's allocated share of NSI costs include costs billed by Bell Communications Research, Inc. (Bellcore), another affiliated company owned jointly by the seven regional holding companies (as shown separately below).

  The Company recognizes interest expense and income in connection with contractual arrangements with BANFC to provide short-term financing, investing and cash management services to the Company (see Note 5).

  Operating revenues include amounts paid to other affiliates in connection with an interstate revenue sharing arrangement with Bell Atlantic network services subsidiaries. Operating revenues and expenses also include miscellaneous items of income and expense resulting from transactions with other affiliates, primarily rental of facilities and equipment. The Company also paid cash dividends to its parent, Bell Atlantic.

  Transactions with affiliates are summarized as follows:

                                        YEARS ENDED DECEMBER 31
                                   --------------------------------
                                     1994        1993        1992
                                   --------    --------    --------
                                        (DOLLARS IN THOUSANDS)

Operating revenues:
    Interstate revenue sharing
      to affiliates..............  $(20,374)   $ (6,527)   $(11,559)
    Other revenue from
      affiliates.................    42,436      40,828      36,988
                                   --------    --------    --------
                                     22,062      34,301      25,429

Operating expenses:
    NSI..........................   304,850     275,704     263,626
    Bellcore.....................    16,106      23,446      31,691
    Other........................    34,023      36,902      32,786
                                   --------    --------    --------
                                    354,979     336,052     328,103

Interest income from BANFC.......       101         498          43

Interest expense to BANFC........     1,025       2,042       3,252

Dividends paid to Bell Atlantic..   233,781     218,704     195,700


  Outstanding balances with affiliates are reported on the balance sheets at December 31, 1994 and 1993 as Accounts receivable - parent and affiliates, Note payable to affiliate, and Accounts payable - parent and affiliates.

  In 1994, NSI expenses included $5,730,000, representing the Company's proportionate share of separation benefit costs associated with employees of NSI. Bellcore expenses in 1994 included reimbursements of $8,297,000 from other Bellcore owners in connection with their decision to participate in the Advanced Intelligent Network (AIN) project. This project previously had been supported entirely by Bell Atlantic's network services subsidiaries, including the Company.

  In 1993, the Company's reported charge for the cumulative effect of the change in accounting for postemployment benefits included $1,478,000, net of a deferred income tax benefit of $816,000, representing the Company's proportionate share of NSI's accrued cost of postemployment benefits at January 1, 1993.

  On February 1, 1995, the Company declared and paid a dividend in the amount of $58,900,000 to Bell Atlantic.

                        Bell Atlantic - Maryland, Inc.

11. QUARTERLY FINANCIAL INFORMATION (unaudited)

                                           INCOME BEFORE
                                           EXTRAORDINARY
                                             ITEMS AND
                                            CUMULATIVE
                                          EFFECT OF CHANGE   NET
                    OPERATING   OPERATING  IN ACCOUNTING    INCOME
QUARTER ENDED        REVENUES    INCOME      PRINCIPLE      (LOSS)
-------------       ----------  ---------  -------------  ----------
                                 (DOLLARS IN THOUSANDS)

1994:
  March 31........  $  483,580   $115,646       $ 62,859  $  62,859
  June 30.........     483,161    120,827         65,980     65,980
  September 30*...     496,014     83,050         42,140   (292,979)
  December 31.....     487,787    115,666         62,000     62,000
                    ----------   --------       --------  ---------
  Total...........  $1,950,542   $435,189       $232,979  $(102,140)
                    ==========   ========       ========  =========


1993:
  March 31**......  $  465,228   $120,163       $ 64,489  $  50,218
  June 30.........     474,937    126,292         69,153     49,232
  September 30....     477,845    115,791         65,102     65,102
  December 31.....     478,708    105,170         57,559     57,559
                    ----------   --------       --------  ---------
  Total...........  $1,896,718   $467,416       $256,303  $ 222,111
                    ==========   ========       ========  =========

* The loss for the third quarter of 1994 includes an extraordinary charge of $335,119,000, net of an income tax benefit of $230,341,000, related to the discontinuation of regulatory accounting principles (see Note 2).

** Net income for the first quarter of 1993 includes a charge of $14,271,000, net of a deferred income tax benefit of $7,881,000, related to the adoption of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (see Note 7).

                        Bell Atlantic - Maryland, Inc.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
             For the Years Ended December 31, 1994, 1993, and 1992
                             (Dollars in Thousands)

                                                 ADDITIONS
                                           -----------------------
                                                       CHARGED
                               BALANCE AT  CHARGED     TO OTHER     CHARGED TO  BALANCE
                               BEGINNING      TO       ACCOUNTS     DEDUCTIONS   AT END
DESCRIPTION                    OF PERIOD   EXPENSES     NOTE(a)      NOTE(b)    OF PERIOD
-----------                    ---------   --------  -------------  ----------  ---------

Allowance for Uncollectible
  Accounts Receivable:

  Year 1994..................    $20,028    $19,596     $22,931     $43,909       $18,646

  Year 1993..................    $19,587    $25,702     $27,249     $52,510       $20,028

  Year 1992..................    $17,734    $16,344     $28,773     $43,264       $19,587




------------------------------------------

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

                                   EXHIBITS



                      FILED WITH ANNUAL REPORT FORM 10-K

                   UNDER THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994



                         Bell Atlantic - Maryland, Inc.



                         COMMISSION FILE NUMBER 1-6875

Form 10-K for 1994
File No. 1-6875
Page 1 of 1



                                    EXHIBITS


Exhibits identified in parentheses below, on file with the Securities and Exchange Commission (SEC), are incorporated herein by reference as exhibits hereto.


      Exhibit Number (Referenced to Item 601 of Regulation S-K)
      ---------------------------------------------------------

      3a Articles of Restatement of registrant filed July 30, 1990. (Exhibit 3a to the registrant's Annual Report on Form 10-K for the year ended December 31, 1990, File No. 1-6875.)

          3a(i) Articles of Amendment to registrant's Certificate of Incorporation dated January 11, 1994 and filed January 13, 1994. (Exhibit 3a(i) to the registrant's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-6875.)

      3b By-Laws of the registrant, as amended January 1, 1990. (Exhibit 3b to the registrant's Annual Report on Form 10-K for the year ended December 31, 1989, File No. 1-6875.)

          3b(i)  Resolution dated August 31, 1992 amending Article V,
                 Section 5-a regarding: Indemnification of Directors. (Exhibit 3b(i) to the registrant's Annual Report on Form 10-K for the year ended December 31, 1992, File No. 1-6875.)

      4 No instrument which defines the rights of holders of long-term debt of the registrant is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

     10a Agreement Concerning Contingent Liabilities, Tax Matters and Termination of Certain Agreements among AT&T, Bell Atlantic Corporation, the Bell Atlantic Corporation telephone subsidiaries, and certain other parties, dated as of November 1, 1983. (Exhibit 10a to Bell Atlantic Corporation Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-8606.)

     10b Agreement among Bell Atlantic Network Services, Inc. and the Bell Atlantic Corporation telephone subsidiaries, dated November 7, 1983. (Exhibit 10b to Bell Atlantic Corporation Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-8606.)

      23  Consent of Independent Accountants.

      24  Powers of Attorney.

      27  Financial Data Schedule.