Form 10-Q
period 1995-06-30
BELL ATLANTIC MARYLAND INC
filed 1995-08-11
CIK 19722

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                               ------------------

                                   FORM 10-Q

                               ------------------


      (Mark one)
         [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the quarterly period ended June 30, 1995

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

                               ------------------



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
                            (Dollars in Thousands)

                                                          Three months ended        Six months ended
                                                               June 30,                 June 30,
                                                        ----------------------  ------------------------
                                                           1995        1994        1995         1994
                                                        ----------  ----------  -----------  -----------
OPERATING REVENUES (including $7,435, $3,735,
  $15,892 and $9,631 from affiliates)................    $507,916    $483,161   $1,005,645     $966,741
                                                         --------    --------   ----------     --------

OPERATING EXPENSES
  Employee costs, including benefits and taxes.......     102,202     106,444      203,072      213,715
  Depreciation and amortization......................     104,645      94,753      207,460      189,520
  Other (including $100,388, $93,960, $199,463
    and $186,805 to affiliates)......................     159,633     161,137      324,709      327,033
                                                         --------    --------   ----------     --------
                                                          366,480     362,334      735,241      730,268
                                                         --------    --------   ----------     --------

OPERATING INCOME.....................................     141,436     120,827      270,404      236,473

OTHER INCOME (EXPENSE), NET
  Allowance for funds used during construction.......         ---       1,274          ---        2,593
  Other, net.........................................        (941)       (924)      (2,287)      (2,307)
                                                         --------    --------   ----------     --------
                                                             (941)        350       (2,287)         286
INTEREST EXPENSE (including $945, $256, $1,688
  and $534 to affiliate).............................      16,997      18,224       32,744       36,338
                                                         --------    --------   ----------     --------

INCOME BEFORE PROVISION FOR INCOME TAXES.............     123,498     102,953      235,373      200,421
PROVISION FOR INCOME TAXES...........................      44,521      36,973       84,969       71,582
                                                         --------    --------   ----------     --------

NET INCOME...........................................    $ 78,977    $ 65,980   $  150,404     $128,839
                                                         ========    ========   ==========     ========

REINVESTED EARNINGS
  At beginning of period.............................    $136,916    $468,194   $  124,391     $460,246
  Add:  net income...................................      78,977      65,980      150,404      128,839
                                                         --------    --------   ----------     --------
                                                          215,893     534,174      274,795      589,085
  Deduct:  dividend..................................      65,130      60,190      124,030      115,101
           other changes.............................         ---         ---            2          ---
                                                         --------    --------   ----------     --------
  At end of period...................................    $150,763    $473,984   $  150,763     $473,984
                                                         ========    ========   ==========     ========



                      See Notes to Financial Statements.

                        Bell Atlantic - Maryland, Inc.

                                 BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in Thousands)

                                     ASSETS
                                     ------

                                                   June 30,   December 31,
                                                     1995         1994
                                                  ----------  ------------

CURRENT ASSETS
  Short-term investments........................  $   13,708    $      ---
  Accounts receivable:
   Customers and agents, net of allowances for
     uncollectibles of $19,841 and $18,646......     310,280       290,021
   Affiliates...................................      42,934        49,233
   Other........................................      20,384        28,571
  Material and supplies.........................      13,898        10,185
  Prepaid expenses..............................      63,551        97,730
  Deferred income taxes.........................      22,684        14,942
  Other.........................................         ---           193
                                                  ----------    ----------
                                                     487,439       490,875
                                                  ----------    ----------

PLANT, PROPERTY AND EQUIPMENT...................   5,347,572     5,268,419
  Less accumulated depreciation.................   2,659,696     2,574,532
                                                  ----------    ----------
                                                   2,687,876     2,693,887
                                                  ----------    ----------

OTHER ASSETS....................................      43,414        43,357
                                                  ----------    ----------

TOTAL ASSETS....................................  $3,218,729    $3,228,119
                                                  ==========    ==========



                       See Notes to Financial Statements.

                        Bell Atlantic - Maryland, Inc.

                                BALANCE SHEETS
                                  (Unaudited)
                            (Dollars in Thousands)


                    LIABILITIES AND SHAREOWNER'S INVESTMENT
                    ---------------------------------------

                                                   June 30,   December 31,
                                                     1995         1994
                                                  ----------  ------------

CURRENT LIABILITIES
  Debt maturing within one year:
   Note payable to affiliate....................  $   46,440    $   15,273
   Other........................................       6,839        31,418
  Accounts payable:
   Affiliates...................................     154,114       160,513
   Other........................................     174,974       187,167
  Accrued expenses:
   Taxes........................................      25,808        35,537
   Other........................................      76,296        82,991
  Advance billings and customer deposits........      41,797        46,607
                                                  ----------    ----------
                                                     526,268       559,506
                                                  ----------    ----------

LONG-TERM DEBT..................................     973,918       976,036
                                                  ----------    ----------

EMPLOYEE BENEFIT OBLIGATIONS....................     468,204       459,789
                                                  ----------    ----------

DEFERRED CREDITS AND OTHER LIABILITIES
  Deferred income taxes.........................     133,461       133,847
  Unamortized investment tax credits............      23,285        25,358
  Other.........................................     117,410       123,772
                                                  ----------    ----------
                                                     274,156       282,977
                                                  ----------    ----------

SHAREOWNER'S INVESTMENT
  Common stock - one share, without par value,
   owned by parent..............................     825,420       825,420
  Reinvested earnings...........................     150,763       124,391
                                                  ----------    ----------
                                                     976,183       949,811
                                                  ----------    ----------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT...  $3,218,729    $3,228,119
                                                  ==========    ==========



                      See Notes to Financial Statements.

                        Bell Atlantic - Maryland, Inc.

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (Dollars in Thousands)


                                                     Six months ended
                                                          June 30,
                                                    -------------------
                                                      1995       1994
                                                    --------   --------
NET CASH PROVIDED BY OPERATING ACTIVITIES.........  $324,993   $310,298
                                                    --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Net change in short-term investments............   (13,708)       ---
  Additions to plant, property and equipment......  (220,092)  (161,404)
  Other plant-related changes.....................    17,893      3,827
                                                    --------   --------
Net cash used in investing activities.............  (215,907)  (157,577)
                                                    --------   --------


CASH FLOWS FROM FINANCING ACTIVITIES
  Principal repayments of borrowings and capital
   lease obligations..............................   (28,225)    (3,462)
  Net change in note payable to affiliate.........    31,167    (18,105)
  Dividends paid..................................  (124,030)  (115,101)
  Net change in outstanding checks drawn
   on controlled disbursement accounts............    12,002    (16,053)
                                                    --------   --------
Net cash used in financing activities.............  (109,086)  (152,721)
                                                    --------   --------

NET CHANGE IN CASH................................       ---        ---


CASH, BEGINNING OF PERIOD.........................       ---        ---
                                                    --------   --------


CASH, END OF PERIOD...............................  $    ---   $    ---
                                                    ========   ========


                      See Notes to Financial Statements.

                        Bell Atlantic - Maryland, Inc.

                         NOTES TO FINANCIAL STATEMENTS

1.   Basis of Presentation

     The accompanying financial statements are unaudited and have been prepared by Bell Atlantic - Maryland, Inc. (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The December 31, 1994 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, these financial statements include all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of operations, financial position and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. Effective August 1, 1994, the Company discontinued accounting for its operations in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation."

2.   Dividend

     On August 1, 1995, the Company declared and paid a dividend in the amount of $77,750,000 to Bell Atlantic Corporation.

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

RESULTS OF OPERATIONS
- ---------------------

     The Company reported net income for the first six months of 1995 of $150,404,000, compared to net income of $128,839,000 for the same period in 1994.

     Major items affecting the comparison of results for the six month period ended June 30, 1995, versus the six month period ended June 30, 1994, are discussed in the following sections.


OPERATING REVENUES
- ------------------


For the Six Months Ended June 30                             1995                  1994
- ----------------------------------------------------------------------------------------
                                                              (Dollars in Thousands)
Transport Services
   Local service.............................           $  460,032              $446,650
   Network access............................              270,303               254,064
   Toll service..............................               54,930                57,822
Ancillary Services
   Directory advertising.....................               82,711                76,791
   Other.....................................               39,352                36,767
Value-added Services.........................               98,317                94,647
                                                        ----------              --------
Total........................................           $1,005,645              $966,741
                                                        ==========              ========

TRANSPORT SERVICES OPERATING STATISTICS
- ---------------------------------------
                                                                              Percentage
                                                 1995         1994              Increase
- ----------------------------------------------------------------------------------------
At June 30
- ----------
  Access Lines in Service (In thousands)
    Residence................................   2,076        2,022                   2.7%
    Business.................................   1,094        1,041                   5.1
    Public...................................      41           41                     -
                                                -----        -----
                                                3,211        3,104                   3.4
                                                =====        =====

For the Six Month Period Ended June 30
- --------------------------------------
Access Minutes of Use (In millions)
    Interstate...............................   4,720        4,504                   4.8
    Intrastate...............................   1,399        1,319                   6.1
                                                -----        -----
                                                6,119        5,823                   5.1
                                                =====        =====

  Toll Messages (In thousands)
    Intrastate...............................  54,042       53,364                   1.3
    Interstate...............................  11,621       11,303                   2.8
                                               ------       ------
                                               65,663       64,667                   1.5
                                               ======       ======

                        Bell Atlantic - Maryland, Inc.

LOCAL SERVICE REVENUES

      (Dollars in Thousands)         Increase
- --------------------------------------------------------------------------------
      Six Months                     $ 13,382           3.0%
- --------------------------------------------------------------------------------


     Local service revenues are earned by the Company from the provision of local exchange, local private line and public telephone services.

     Local service revenues increased primarily due to a 3.4% growth in the number of access lines in service and increased usage and data transport by business customers.


NETWORK ACCESS REVENUES

     (Dollars in Thousands)         Increase
- --------------------------------------------------------------------------------
     Six Months                     $ 16,239           6.4%
- --------------------------------------------------------------------------------

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

     Network access revenues increased principally due to higher customer demand for access services as reflected by a 5.1% growth in access minutes of use, as well as growth in revenues from end-user charges attributable to increasing access lines in service. Increased demand for digital data transport services and higher revenues recognized through an interstate revenue sharing agreement with affiliated companies also contributed to growth in access revenues. Revenues in the first half of 1995 were also positively impacted by a temporary rate increase that was in effect from March 17, 1995 through July 31, 1995 to recover prior years "exogenous" postemployment benefit costs.

     Revenue growth was partially offset by price reductions in effect from July 1, 1994 to July 31, 1995. Further, reported growth in access minutes of use and revenues in the first half of 1995 was negatively impacted by higher storm-related calling volumes experienced in the first quarter of 1994.

     Effective August 1, 1995, the Company implemented price decreases of approximately $45,800,000 on an annual basis, principally for interstate access services, in connection with the Federal Communications Commission's (FCC) Interim Price Cap Order. These price decreases include the scheduled expiration of a temporary rate increase of approximately $14,700,000 on an annualized basis that was in effect from March 17, 1995 through July 31, 1995 to recover prior years "exogenous" postemployment benefit costs. Approximately 80% of the remaining $31,100,000 reduction results from compliance with the Interim Plan. The remaining 20% represents reductions that the Company was required to make under the prior Price Cap Plan. It is expected that these price decreases will be partially offset by volume increases. As a result of the selection of a 5.3% Productivity Factor under the Interim Plan, the Company is no longer required to share a portion of its interstate earnings. See "Competitive and Regulatory Environment - Federal Regulation" for a further discussion of FCC interstate access revenue issues.


TOLL SERVICE REVENUES

     (Dollars in Thousands)        (Decrease)
- --------------------------------------------------------------------------------
     Six Months                     $ (2,892)         (5.0)%
- --------------------------------------------------------------------------------

     Toll service revenues are earned from calls made outside a customer's local calling area, but within the same service area boundaries of the Company, commonly referred to as "LATAs." Other toll services include 800 services and Wide Area Telephone Service (WATS).

                        Bell Atlantic - Maryland, Inc.

     The decrease in toll service revenues was due to increased competition for intraLATA toll services and price reductions on certain toll services. The effect of a price reduction for residence toll services and the impact of customers switching to lower priced optional calling plans more than offset volume-related revenue growth.


DIRECTORY ADVERTISING REVENUES

     (Dollars in Thousands)         Increase
- --------------------------------------------------------------------------------
     Six Months                      $ 5,920           7.7%
- --------------------------------------------------------------------------------

     Directory advertising revenues are earned primarily from local advertising and marketing services provided to businesses in White and Yellow Pages directories. Other directory advertising services include database and foreign directory marketing.

     Growth in directory advertising revenues was due primarily to higher rates charged for these services. Changes in billing procedures and lower customer claims and disconnects further boosted directory services revenues in the first half of 1995. Volume growth continues to be impacted by competition from other directory companies, as well as other advertising media.


OTHER ANCILLARY SERVICES REVENUES

     (Dollars in Thousands)         Increase
- --------------------------------------------------------------------------------
     Six Months                      $ 2,585         7.0%
- --------------------------------------------------------------------------------

     Other ancillary services include billing and collection services provided to IXCs and facilities rental services provided to affiliates and non-affiliates.

     Other ancillary services increased due to higher facilities rental revenues. This increase was offset, in part, by a reduction in billing and collection revenues as a result of a revised contract with an IXC, which no longer includes certain billing and collection services.


VALUE-ADDED SERVICES REVENUES

     (Dollars in Thousands)         Increase
- --------------------------------------------------------------------------------
     Six Months                      $ 3,670         3.9%
- --------------------------------------------------------------------------------

     Value-added services represent a family of enhanced services including Call Waiting, Return Call, Caller ID, Answer Call, and Voice Mail. These services also include customer premises services such as inside wire installation and maintenance and other central office services and features.

     Continued growth in the network customer base (access lines) and higher demand by residence customers for certain value-added central office and voice messaging services offered by the Company, including the introduction of Caller ID Deluxe in the fourth quarter of 1994, increased value-added services revenues in the first half of 1995. These increases were partially offset by lower customer premises services revenues, primarily due to a reduction in contract billing for certain advanced premises services for large businesses. Such premises services, which were primarily performed by the Company until May 1994, are now being contracted with another affiliate of Bell Atlantic.

                        Bell Atlantic - Maryland, Inc.


OPERATING EXPENSES
- ------------------


For the Six Months Ended June 30                         1995            1994
- --------------------------------------------------------------------------------
                                                        (Dollars in Thousands)

Employee costs, including benefits and taxes..        $203,072        $213,715
Depreciation and amortization.................         207,460         189,520
Other operating expenses......................         324,709         327,033
                                                      --------        --------
Total.........................................        $735,241        $730,268
                                                      ========        ========

EMPLOYEE COSTS

     (Dollars in Thousands)        (Decrease)
- --------------------------------------------------------------------------------
     Six Months                    $ (10,643)       (5.0)%
- --------------------------------------------------------------------------------

     Employee costs consist of salaries, wages and other employee compensation, employee benefits and payroll taxes paid directly by the Company. Similar costs incurred by employees of Bell Atlantic Network Services, Inc. (NSI), who provide centralized services on a contract basis, are allocated to the Company and are included in other operating expenses.

     The decrease in employee costs was principally due to reduced overtime pay and repair and maintenance activity, both of which were higher in the first quarter of 1994 as a result of unusually severe weather conditions. The effect of lower workforce levels in 1995 also contributed to the overall decrease in employee costs. These reductions were partially offset by annual salary and wage increases for management and associate employees, effective April 1995 and August 1994, respectively.

     The contract with the Company's union, the Communications Workers of America (CWA), expired on August 5, 1995. As of August 7, 1995, the CWA has not called a strike and the Company continues to make work available to associate employees represented by the CWA at the same wages and benefits as under the expired contract until further notice.


DEPRECIATION AND AMORTIZATION

     (Dollars in Thousands)         Increase
- --------------------------------------------------------------------------------
     Six Months                     $ 17,940         9.5%
- --------------------------------------------------------------------------------

     Depreciation and amortization increased due to higher depreciation rates and growth in depreciable telephone plant. The higher depreciation rates resulted principally from the discontinued application of regulatory accounting principles, effective August 1, 1994. The composite depreciation rate was 8.1% for the first half of 1995. The Company expects this composite depreciation rate to remain substantially unchanged for the remainder of 1995.


OTHER OPERATING EXPENSES

     (Dollars in Thousands)        (Decrease)
- --------------------------------------------------------------------------------
     Six Months                     $ (2,324)        (.7)%
- --------------------------------------------------------------------------------

     Other operating expenses consist primarily of contracted services including centralized services expenses allocated from NSI, rent, network software costs, operating taxes other than income, provision for uncollectible accounts receivable, and other costs.

     The decrease in other operating expenses was attributable to lower costs for network software due to the timing of purchases; lower contracted labor and engineering costs which were due, in part, to the effect of the severe winter storms in the first quarter of 1994; and lower directory production costs. A decrease in the provision for uncollectible accounts receivable also contributed to lower other operating expenses in the first half of 1995.

                        Bell Atlantic - Maryland, Inc.

     These decreases were substantially offset by higher centralized services costs allocated from NSI, primarily as a result of increased advertising and employee costs, as well as additional costs incurred in that organization to enhance systems and consolidate work activities at Bell Atlantic's network services subsidiaries.


OTHER INCOME (EXPENSE), NET

     (Dollars in Thousands)        (Decrease)
- --------------------------------------------------------------------------------
     Six Months                     $ (2,573)
- --------------------------------------------------------------------------------

     The change in other income (expense), net, was largely attributable to a reduction in income related to the allowance for funds used during construction.

     Upon the discontinued application of regulatory accounting principles, effective August 1, 1994, the Company began recognizing capitalized interest costs as a reduction of interest expense. Previously, the Company recorded an allowance for funds used during construction as an item of other income.


INTEREST EXPENSE

     (Dollars in Thousands)        (Decrease)
- --------------------------------------------------------------------------------
     Six Months                     $ (3,594)       (9.9)%
- --------------------------------------------------------------------------------

     Interest expense decreased principally due to the recognition of capitalized interest costs, subsequent to the discontinued application of regulatory accounting principles, effective August 1, 1994. Partially offsetting this decrease was additional expense resulting from higher levels of average short-term debt and higher interest rates in the first half of 1995.


PROVISION FOR INCOME TAXES

     (Dollars in Thousands)         Increase
- --------------------------------------------------------------------------------
     Six Months                     $ 13,387        18.7%
- --------------------------------------------------------------------------------


EFFECTIVE INCOME TAX RATES

For the Six Months Ended June 30
- --------------------------------------------------------------------------------
     1995                              36.1%
- --------------------------------------------------------------------------------
     1994                              35.7%
- --------------------------------------------------------------------------------

     The Company's effective income tax rate was higher in the first half of 1995 principally due to the reduction in the amortization of investment tax credits and the elimination of the benefit of the rate differential applied to reversing timing differences, both as a result of the discontinued application of regulatory accounting principles in August 1994.


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

                        Bell Atlantic - Maryland, Inc.

     A number of well-financed competitors have been granted authority, and others are likely soon to seek authority, to offer competing local exchange services, such as dial tone and local usage, in some of the most lucrative of the Company's local telephone service areas. In April 1994, the Public Service Commission of Maryland (PSC) approved an application from MFS-Intelenet of Maryland, Inc. (MFS-I), a subsidiary of MFS Communications Company, Inc. (MFS), to provide and resell local exchange and interexchange telecommunications services to business customers in areas served by the Company. MFS-I is authorized to be a co-carrier in Maryland and has been assigned its own central office codes for use with its customers, and the Company is required to provide intrastate switched access collocation. The Commission has determined that the rates that MFS-I will pay to interconnect with the Company include MFS-I's fair share of the joint and common costs that support universal service. On an interim basis, MFS-I will pay 6.1 cents per call to terminate a call on the Company's network. The PSC has established a schedule, which extends into 1995, for Phase II of this case. Final interconnection rates will be decided in Phase
II. In late 1994, MCI Metro ATS and Teleport Communications Group (Teleport) received approval for the same waivers and interconnection rates established in the MFS-I proceeding. An application in late 1994 by SBC Media Ventures (SBC) to provide residential service in Montgomery County was suspended at SBC's request pending completion of Phase II of the MFS-I proceeding. In August 1995, Teleport filed an application to provide residential phone service in Maryland, in addition to the already approved business phone service mentioned above.

     The entry of well-financed competitors has the potential to adversely affect multiple revenue streams of the Company, including toll, local exchange and network access services in the markets and geographical areas in which the competitors operate. The amount of revenue reductions will depend, in part, on the competitors' success in marketing these services and the conditions established by regulatory authorities. The potential impact is expected to be offset, to some extent, by revenues from interconnection charges to be paid to the Company by these competitors.

     The Company continues to respond to competitive challenges by intensely focusing on meeting customer requirements and by reducing its cost structure through efficiency and productivity initiatives.

     Federal Regulation

     On August 4, 1995, the U.S. House of Representatives passed a bill which includes provisions that would open local exchange markets to competitors and would permit local exchange carriers, such as the Company, to provide interLATA services and engage in manufacturing upon meeting certain conditions. The Senate passed a similar bill in June of 1995. A conference committee is expected to work through the differences between the two bills in September and October of 1995. No definitive prediction can be made as to whether or when such legislation will be enacted, the provisions thereof or the impact on the business or financial condition of the Company.

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

     FCC Interim Price Cap Orders

     On March 30, 1995, the FCC adopted its Report and Order approving an Interim Price Cap Plan for interstate access charges. The Interim Plan, which was effective August 1, 1995, replaces the Price Cap Plan that the FCC adopted in 1990.

     Under the Interim Plan, the Company's Price Cap Index must be adjusted by an inflation index (GDP-PI), less a fixed percentage, either 4.0%, 4.7%, or 5.3%, which is intended to reflect increases in productivity (Productivity Factor). Companies selecting the 4.0% or 4.7% Productivity Factor are required to reduce future prices and share a portion of their interstate return in excess of 12.25%. Companies selecting the 5.3% Productivity Factor are also required to reduce prices but are not required to share. The Interim Plan also provides for a reduction in the Price Cap Index of 2.8% to adjust for what the FCC believes was an underestimate in its calculation of the Productivity Factor in prior years. The Interim Plan also eliminates the recovery of certain "exogenous" cost changes, including changes in accounting costs that the FCC believes have no economic consequences.

     On March 30, 1995, the FCC also adopted an Order relating to the Price Cap Plan requiring local exchange carriers to include in their calculation of interstate earnings an adjustment to add back to revenues the amounts that were required to be

                        Bell Atlantic - Maryland, Inc.

shared with ratepayers in the prior year. This adjustment, which is effective for determination of sharing relating to earnings for 1994 and subsequent years, increased 1994 calculated interstate returns for the purpose of determining sharing amounts that were reflected in rate reductions that became effective August 1, 1995.

     On May 9, 1995, Bell Atlantic filed its Transmittal of Interstate Rates as required by the March 30, 1995 Orders. In the filing, Bell Atlantic selected the 5.3% Productivity Factor for the August 1995 to June 1996 tariff period.
The rates included in the May 9, 1995 filing resulted in price decreases for the Company totaling approximately $45,800,000 on an annual basis. These price decreases include the scheduled expiration of a temporary rate increase of approximately $14,700,000 on an annualized basis that was in effect from March 17, 1995 through July 31, 1995 to recover prior years "exogenous" postemployment benefit costs. Approximately 80% of the remaining $31,100,000 reduction results from compliance with the Interim Plan. The remaining 20% represents reductions that the Company was required to make under the prior Price Cap Plan. It is expected that these price decreases will be partially offset by volume increases.

     Bell Atlantic appealed the Orders to the Court of Appeals for the D.C. Circuit and petitioned the Court for a stay of certain aspects of the Orders pending the results of the appeals. On July 31, 1995, the Court of Appeals denied the Company's request for a stay.

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


OTHER MATTERS
- -------------

     Environmental Issues

     The Company is subject to a number of environmental proceedings as a result of its operations and shared liability provisions in the Plan of Reorganization related to the MFJ. The Company is also responsible for the remediation of sites with underground fuel storage tanks and other expenses associated with environmental compliance.

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

     As of June 30, 1995, the Company had $201,800,000 of an unused line of credit with an affiliate, Bell Atlantic Network Funding Corporation. In addition, the Company had $50,000,000 remaining under a shelf registration statement filed with the Securities and Exchange Commission.

     The Company's debt ratio was 51.3% at June 30, 1995, compared to 51.9% at December 31, 1994.

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


Item 6. Exhibits and Reports on Form 8-K

            (a) Exhibits:

                Exhibit Number

                27   Financial Data Schedule

            (b) There were no Current Reports on Form 8-K filed during the quarter ended June 30, 1995.

                        Bell Atlantic - Maryland, Inc.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       BELL ATLANTIC - MARYLAND, INC.


Date:  August 10, 1995                 By  /s/ W. M. English
                                          ---------------------------
                                               W. M. English
                                               Controller



     UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF AUGUST 7, 1995.