Form 10-Q
period 1995-09-30
BELL ATLANTIC MARYLAND INC
filed 1995-11-13
CIK 19722

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                 -------------

                                   FORM 10-Q

                                 -------------

    (Mark one)
       [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1995

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

                              --------------------



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
Yes   X     No
     ---       ---

                        Bell Atlantic - Maryland, Inc.

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                    STATEMENTS OF OPERATIONS AND REINVESTED EARNINGS
                                 (Unaudited)
                            (Dollars in Thousands)

                                 Three months ended      Nine months ended
                                    September 30,           September 30,
                                --------------------   ---------------------
                                  1995        1994       1995         1994
                                --------    --------   --------     --------
OPERATING REVENUES
 (including $7,029, $11,784,
  $22,921 and $21,415 from
  affiliates)................   $517,161    $496,014   $1,522,806   $1,462,755
                                --------    --------   ----------   ----------

OPERATING EXPENSES
 Employee costs, including
  benefits and taxes.........    105,190     132,694      308,262      346,409
 Depreciation and
  amortization................   103,766     102,469      311,226      291,989
 Other (including $106,132,
  $101,522, $305,595
  and $288,327 to affiliates..   175,561     177,801      500,270      504,834
                                 -------   ---------   ----------   ----------
                                 384,517     412,964    1,119,758    1,143,232
                                 -------   ---------   ----------   ----------

OPERATING INCOME..............   132,644      83,050      403,048      319,523

OTHER INCOME (EXPENSE), NET
 Allowance for funds used
  during construction.........       ---         457          ---        3,050
 Other, net...................    (1,192)     (1,548)      (3,479)      (3,855)
                                 -------   ---------   ----------   ----------
                                  (1,192)     (1,091)      (3,479)        (805)
INTEREST EXPENSE (including
 $754, $164, $2,442
 and $698 to affiliate).......    15,498      16,549       48,242       52,887
                                 -------   ---------   ----------   ----------

INCOME BEFORE PROVISION FOR
 INCOME TAXES
 AND EXTRAORDINARY ITEM.......   115,954      65,410      351,327      265,831
PROVISION FOR INCOME TAXES....    41,940      23,270      126,909       94,852
                                 -------   ---------   ----------   ----------

INCOME BEFORE EXTRAORDINARY
 ITEM.........................    74,014      42,140      224,418      170,979

EXTRAORDINARY ITEM
 Discontinuation of Regulatory
  Accounting Principles,
  Net of Tax..................       ---    (335,119)         ---     (335,119)
                                 -------   ---------   ----------   ----------

NET INCOME (LOSS).............  $ 74,014   $(292,979)  $  224,418   $ (164,140)
                                ========   =========   ==========   ==========

REINVESTED EARNINGS
 At beginning of period.......  $150,763   $ 473,984   $  124,391   $  460,246
 Add:  net income (loss)......    74,014    (292,979)     224,418     (164,140)
                                --------   ---------   ----------   ----------
                                 224,777     181,005      348,809      296,106
 Deduct:  dividends...........    77,750      62,680      201,780      177,781
          other changes.......        14         (70)          16          (70)
                                --------   ---------   ----------   ----------
 At end of period.............  $147,013   $ 118,395   $  147,013   $  118,395
                                ========   =========   ==========   ==========


                       See Notes to Financial Statements.

                        Bell Atlantic - Maryland, Inc.

                                BALANCE SHEETS
                                  (Unaudited)
                            (Dollars in Thousands)

                                     ASSETS
                                     ------

                                                  September 30,  December 31,
                                                      1995           1994
                                                  -------------  ------------

CURRENT ASSETS
 Short-term investments........................     $    6,093    $      ---
 Accounts receivable:
  Customers and agents, net of allowances for
   uncollectibles of $19,272 and $18,646.......        332,697       290,021
  Affiliates...................................         39,110        49,233
  Other........................................         24,934        28,571
 Material and supplies.........................         15,088        10,185
 Prepaid expenses..............................        124,064        97,730
 Deferred income taxes.........................         22,364        14,942
 Other.........................................            ---           193
                                                     ----------    ----------
                                                        564,350       490,875
                                                     ----------    ----------

PLANT, PROPERTY AND EQUIPMENT..................       5,381,191     5,268,419
 Less accumulated depreciation.................       2,702,501     2,574,532
                                                     ----------    ----------
                                                      2,678,690     2,693,887
                                                     ----------    ----------

OTHER ASSETS....................................         41,778        43,357
                                                     ----------    ----------

TOTAL ASSETS....................................     $3,284,818    $3,228,119
                                                     ==========    ==========


                      See Notes to Financial Statements.

                        Bell Atlantic - Maryland, Inc.

                                BALANCE SHEETS
                                  (Unaudited)
                            (Dollars in Thousands)


                    LIABILITIES AND SHAREOWNER'S INVESTMENT
                    ---------------------------------------


                                                  September 30,  December 31,
                                                      1995           1994
                                                  -------------  ------------

CURRENT LIABILITIES
 Debt maturing within one year:
  Note payable to affiliate...................     $   80,997    $   15,273
  Other.......................................          6,975        31,418
 Accounts payable and accrued liabilities:
  Affiliates..................................        165,189       160,513
  Taxes.......................................         23,946        35,537
  Other.......................................        288,355       270,158
 Advance billings and customer deposits.......         59,211        46,607
                                                   ----------    ----------
                                                      624,673       559,506
                                                   ----------    ----------

LONG-TERM DEBT................................        972,295       976,036
                                                   ----------    ----------

EMPLOYEE BENEFIT OBLIGATIONS..................        473,267       459,789
                                                   ----------    ----------

DEFERRED CREDITS AND OTHER LIABILITIES
 Deferred income taxes........................        129,687       133,847
 Unamortized investment tax credits...........         22,249        25,358
 Other........................................         90,214       123,772
                                                   ----------    ----------
                                                      242,150       282,977
                                                   ----------    ----------

SHAREOWNER'S INVESTMENT
 Common stock - one share, without par value,
  owned by parent.............................        825,420       825,420
 Reinvested earnings..........................        147,013       124,391
                                                   ----------    ----------
                                                      972,433       949,811
                                                   ----------    ----------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT.     $3,284,818    $3,228,119
                                                   ==========    ==========



                      See Notes to Financial Statements.

                        Bell Atlantic - Maryland, Inc.

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (Dollars in Thousands)


                                                      Nine months ended
                                                        September 30,
                                                    --------------------
                                                      1995        1994
                                                    --------    --------

NET CASH PROVIDED BY OPERATING ACTIVITIES.........  $453,074    $451,867
                                                    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
 Net change in short-term investments.............    (6,093)        ---
 Additions to plant, property and equipment.......  (312,735)   (271,044)
 Other, net.......................................    16,801       4,548
                                                    --------    --------
Net cash used in investing activities.............  (302,027)   (266,496)
                                                    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
 Principal repayments of borrowings and capital
  lease obligations...............................   (29,914)     (5,092)
 Net change in note payable to affiliate..........    65,724      (7,562)
 Dividends paid...................................  (201,780)   (177,781)
 Net change in outstanding checks drawn
  on controlled disbursement accounts.............    14,923       5,064
                                                    --------    --------
Net cash used in financing activities.............  (151,047)   (185,371)
                                                    --------    --------
NET CHANGE IN CASH................................       ---         ---

CASH, BEGINNING OF PERIOD.........................       ---         ---
                                                    --------    --------

CASH, END OF PERIOD...............................  $    ---    $    ---
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

2.   Dividend

     On November 1, 1995, the Company declared and paid a dividend in the amount of $70,320,000 to Bell Atlantic Corporation.

3.   Reclassifications

     Certain reclassifications of the prior year's data have been made to conform to 1995 classifications.

                        Bell Atlantic - Maryland, Inc.

Item 2. Management's Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction H(2).)

     This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements.

RESULTS OF OPERATIONS
---------------------

     The Company reported net income for the first nine months of 1995 of $224,418,000, compared to a loss of $164,140,000 for the same period in 1994.

     Results for the nine months ended September 30, 1994 included a non-cash, after-tax extraordinary charge of $335,119,000 in connection with the Company's decision to discontinue application of regulatory accounting principles required by Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation."

     Major items affecting the comparison of results for the nine month period ended September 30, 1995, versus the nine month period ended September 30, 1994, are discussed in the following sections.



OPERATING REVENUES
------------------

For the Nine Months Ended September 30                     1995         1994
------------------------------------------------------------------------------
                                                       (Dollars in Thousands)

Transport Services
 Local service...........................            $  697,436   $  674,325
 Network access..........................               408,937      385,149
 Toll service............................                81,929       86,072
Ancillary Services
 Directory publishing....................               121,003      114,495
 Other...................................                58,356       62,370
Value-added Services.....................               155,145      140,344
                                                     ----------   ----------
Total....................................            $1,522,806   $1,462,755
                                                     ==========   ==========

TRANSPORT SERVICES OPERATING STATISTICS
---------------------------------------

                                                                    Percentage
                                                                      Increase
                                                1995         1994    (Decrease)
------------------------------------------------------------------------------
At September 30
---------------
 Access Lines in Service (In thousands)
  Residence..............................      2,095        2,037         2.8%
  Business...............................      1,111        1,057         5.1
  Public.................................         40           41        (2.4)
                                             -------       ------
                                               3,246        3,135         3.5
                                             =======       ======

For the Nine Month Period Ended September 30
--------------------------------------------
 Access Minutes of Use (In millions)
  Interstate.............................      7,225        6,788         6.4
  Intrastate.............................      2,165        1,998         8.4
                                             -------       ------
                                               9,390        8,786         6.9
                                             =======       ======

 Toll Messages (In thousands)
  Intrastate.............................     83,611       80,640         3.7
  Interstate.............................     17,880       17,119         4.4
                                             -------       ------
                                             101,491       97,759         3.8
                                             =======       ======

                        Bell Atlantic - Maryland, Inc.

LOCAL SERVICE REVENUES

   (Dollars in Thousands)               Increase
================================================================================
   Nine Months                 $ 23,111           3.4%
================================================================================

     Local service revenues are earned by the Company from the provision of local exchange, local private line and public telephone services.

     Local service revenues increased primarily due to 3.5% growth in the number of access lines in service, and increased usage and data transport by business customers.


NETWORK ACCESS REVENUES

   (Dollars in Thousands)               Increase
================================================================================
   Nine Months                 $ 23,788           6.2%
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

     Network access revenues increased principally due to higher customer demand for access services as reflected by growth in access minutes of use and in private networks, as well as growth in revenues from end-user charges attributable to increasing access lines in service. Access minutes of use for the nine months ended September 30, 1995 were higher than the corresponding period of 1994 by 6.9%. Higher revenues recognized through an interstate revenue sharing agreement with affiliated companies also contributed to growth in access revenues. Revenues in 1995 were also positively impacted by a temporary rate increase that was in effect from March 17, 1995 through July 31, 1995 to recover prior years "exogenous" postemployment benefit costs.

     Revenue growth from volume increases was partially offset by the effect of price reductions. Under the Federal Communications Commission's (FCC) Price Cap Plan, price reductions on interstate access services were in effect from July 1, 1994 through July 31, 1995.

     In March 1995, the FCC adopted an order approving an Interim Price Cap Plan for interstate access charges, which replaces the prior Price Cap Plan. As required by the FCC's order, Bell Atlantic filed its Transmittal of Interstate Rates, which resulted in price decreases for the Company totaling approximately $45,800,000 on an annual basis, effective August 1, 1995. These price decreases include the scheduled expiration of a temporary rate increase of approximately $14,700,000 on an annualized basis that was in effect from March 17, 1995 through July 31, 1995 to recover prior years "exogenous" postemployment benefit costs. Approximately 80% of the remaining $31,100,000 reduction results from compliance with the Interim Plan. The remaining 20% represents reductions that the Company was required to make under the prior Price Cap Plan. It is expected that these price decreases will be partially offset by volume increases. Also as part of the filing, Bell Atlantic selected a 5.3% Productivity Factor, which eliminates the requirement to share a portion of interstate earnings related to the August 1995 to June 1996 tariff period. See "Competitive and Regulatory Environment - Federal Regulation" for a further discussion of FCC interstate access revenue issues.

                        Bell Atlantic - Maryland, Inc.

TOLL SERVICE REVENUES

     (Dollars in Thousands)               (Decrease)
================================================================================
     Nine Months                 $ (4,143)           (4.8)%
================================================================================

     Toll service revenues are earned from calls made outside a customer's local calling area, but within the same service area boundaries of the Company, commonly referred to as "LATAs." Other toll services include 800 services and Wide Area Telephone Service (WATS).

     The decrease in toll service revenues was due to increased competition for intraLATA toll services and price reductions on certain toll services. The effect of price reductions for residence toll services and the impact of customers switching to lower priced optional calling plans more than offset volume-related revenue growth, as reflected by a 3.8% increase in toll messages. See "Competitive and Regulatory Environment - State Regulation" for a further discussion of toll service revenue issues.


DIRECTORY PUBLISHING REVENUES

     (Dollars in Thousands)                   Increase
================================================================================
     Nine Months                 $ 6,508              5.7%
================================================================================

     Directory publishing revenues are earned primarily from local advertising and marketing services provided to businesses in White and Yellow Pages directories. Other directory publishing services include database and foreign directory marketing.

     Growth in directory publishing revenues was primarily due to higher rates charged for these services. Changes in billing procedures and lower customer claims and disconnects further boosted directory publishing revenues in 1995. Volume growth continues to be impacted by competition from other directory companies, as well as other advertising media.


OTHER ANCILLARY SERVICES REVENUES

     (Dollars in Thousands)               (Decrease)
================================================================================
     Nine Months                 $ (4,014)           (6.4)%
================================================================================

     Other ancillary services include billing and collection services provided to IXCs and facilities rental services provided to affiliates and non-affiliates.

     Other ancillary services decreased due to a reduction in billing and collection revenues as a result of revisions made in early 1995 to the terms of a contract with an IXC. The revised contract no longer includes certain billing and collection services. Also contributing to the decrease in other ancillary services revenues was lower facilities rental revenues in 1995.


VALUE-ADDED SERVICES REVENUES

     (Dollars in Thousands)                Increase
================================================================================
     Nine Months                 $ 14,801             10.5%
================================================================================

     Value-added services represent a family of enhanced services including Call Waiting, Return Call, Caller ID, Answer Call, and Voice Mail. These services also include customer premises services such as inside wire installation and maintenance and other central office services and features.

     Continued growth in the network customer base (access lines) and higher demand by residence customers for certain value-added central office and voice messaging services offered by the Company, including the introduction of Caller ID Deluxe in the fourth quarter of 1994, increased value-added services revenues in 1995. These increases were partially offset by a reduction in contract billing for certain advanced premises services for large business customers. Such premises services, which were primarily performed by the Company until May 1994, are now being contracted with another affiliate of Bell Atlantic.

                        Bell Atlantic - Maryland, Inc.

OPERATING EXPENSES
------------------


For the Nine Months Ended September 30             1995        1994
----------------------------------------------------------------------
                                               (Dollars in Thousands)

Employee costs, including benefits and taxes..  $  308,262  $  346,409
Depreciation and amortization.................     311,226     291,989
Other operating expenses......................     500,270     504,834
                                                ----------  ----------
Total.........................................  $1,119,758  $1,143,232
                                                ==========  ==========


EMPLOYEE COSTS

     (Dollars in Thousands)              (Decrease)
================================================================================
     Nine Months               $ (38,147)          (11.0)%
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

     The decrease in employee costs was principally due to the effect of a third quarter 1994 charge of $20,725,000 to recognize benefit costs for the separation of employees who are entitled to benefits under preexisting Bell Atlantic separation pay plans. Reduced overtime pay and the effect of lower workforce levels in 1995 also contributed to the decrease in employee costs. These cost reductions were partially offset by annual salary and wage increases.

     The Company's contract with the Communications Workers of America (CWA) expired on August 5, 1995. As of November 6, 1995, the Company and the CWA have not reached a settlement on a new contract and the Company continues to make work available to employees represented by the CWA at the same wages and benefits as under the expired contract until further notice.


DEPRECIATION AND AMORTIZATION

     (Dollars in Thousands)               Increase
================================================================================
     Nine Months                  $ 19,237          6.6%
================================================================================

     Depreciation and amortization increased due to growth in depreciable telephone plant and higher depreciation rates. The higher depreciation rates resulted principally from the discontinued application of regulatory accounting principles, effective August 1, 1994. The composite depreciation rate was 8.0% for the first nine months of 1995. The Company expects this composite depreciation rate to remain substantially unchanged for the remainder of 1995.


OTHER OPERATING EXPENSES

     (Dollars in Thousands)              (Decrease)
================================================================================
     Nine Months                $ (4,564)            (.9)%
================================================================================

     Other operating expenses consist primarily of contracted services including centralized services expenses allocated from NSI, rent, network software costs, operating taxes other than income, provision for uncollectible accounts receivable, and other costs.

     The decrease in other operating expenses was attributable to lower contracted labor and engineering costs, lower costs for network software due to the timing of purchases and lower directory production costs. A decrease in the provision for uncollectible accounts receivable also contributed to the decline in other operating expenses in 1995.

                        Bell Atlantic - Maryland, Inc.

     These decreases were substantially offset by higher centralized services costs allocated from NSI, primarily as a result of increased advertising costs, as well as additional costs incurred in that organization to enhance systems and consolidate work activities at Bell Atlantic's network services subsidiaries.


OTHER INCOME (EXPENSE), NET

     (Dollars in Thousands)              (Decrease)
================================================================================
     Nine Months                        $ (2,674)
================================================================================

     The change in other income (expense), net, was largely attributable to the termination of income related to the allowance for funds used during construction.

     Upon the discontinued application of regulatory accounting principles, effective August 1, 1994, the Company began recognizing capitalized interest costs as a reduction of interest expense. Previously, the Company recorded an allowance for funds used during construction as an item of other income.


INTEREST EXPENSE

     (Dollars in Thousands)              (Decrease)
================================================================================
     Nine Months                $ (4,645)            (8.8)%
================================================================================

     Interest expense decreased principally due to the recognition of capitalized interest costs, subsequent to the discontinued application of regulatory accounting principles, effective August 1, 1994. Partially offsetting this decrease was additional expense resulting from higher levels of average short-term debt and higher interest rates in 1995.


PROVISION FOR INCOME TAXES

     (Dollars in Thousands)               Increase
===============================================================================
      Nine Months                $ 32,057           33.8%
===============================================================================


EFFECTIVE INCOME TAX RATES

     For the Nine Months Ended September 30
================================================================================
     1995                       36.1%
================================================================================
     1994                       35.7%
================================================================================

     The Company's effective income tax rate was higher in 1995 principally due to the reduction in the amortization of investment tax credits and the elimination of the benefit of the rate differential applied to reversing timing differences, both as a result of the discontinued application of regulatory accounting principles in August 1994.


COMPETITIVE AND REGULATORY ENVIRONMENT
--------------------------------------

     The communications industry continues to undergo fundamental changes which may have a significant impact on future financial performance of telecommunications companies. These changes are being driven by a number of factors, including the accelerated pace of technological innovation, the convergence of the telecommunications, cable television, information services and entertainment businesses, and a regulatory environment in which traditional barriers to entry are being lowered or eliminated and competition permitted or encouraged.

     The Company's telecommunications business is subject to competition from numerous sources. An increasing amount of this competition is from companies that have substantial capital, technological and marketing resources, many of which do not face the same regulatory constraints as the Company.

                        Bell Atlantic - Maryland, Inc.

     A number of well-financed competitors have been granted authority, and others are likely soon to seek authority, to offer competing local exchange services, such as dial tone and local usage, in some of the most lucrative of the Company's local telephone service areas. In April 1994, the Public Service Commission of Maryland (PSC) approved an application from MFS-Intelenet of Maryland, Inc. (MFS-I), a subsidiary of MFS Communications Company, Inc. (MFS), to provide and resell local exchange and interexchange telecommunications services to business customers in areas served by the Company. MFS-I is authorized to be a co-carrier in Maryland and has been assigned its own central office codes for use with its customers, and the Company is required to provide intrastate switched access collocation. The Commission has determined that the rates that MFS-I will pay to interconnect with the Company include MFS-I's fair share of the joint and common costs that support universal service. On an interim basis, MFS-I will pay 6.1 cents per call to terminate a call on the Company's network. The PSC has established a schedule, which extends into 1995, for Phase II of this case. Final interconnection rates will be decided in Phase
II. In late 1994, MCI Metro ATS and Teleport Communications Group (Teleport) received approval for the same waivers and interconnection rates established in the MFS-I proceeding. An application in late 1994 by SBC Media Ventures (SBC) to provide residential service in Montgomery County was suspended at SBC's request pending completion of Phase II of the MFS-I proceeding. In August 1995, Teleport filed an application to provide residential phone service in Maryland, in addition to the previously approved business phone service mentioned above.

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

     The Company continues to respond to competitive challenges by intensely focusing on meeting customer requirements and cost controls through efficiency and productivity initiatives.

     Federal Regulation

     On August 4, 1995, the U.S. House of Representatives passed a bill which includes provisions that would open local exchange markets to competitors and would permit local exchange carriers, such as the Company, to provide video programming, as well as to provide interLATA services and engage in manufacturing, upon meeting certain conditions. The Senate passed a similar bill in June of 1995. The Company is cautiously optimistic that a conference committee will reconcile the two bills, and Congress will pass comprehensive telecommunications legislation by the end of 1995. However, no definitive prediction can be made as to whether or when such legislation will be enacted, the provisions thereof, or the impact on the business or financial condition of the Company.

     In February 1995, the FCC issued an Order to Show Cause with respect to certain findings contained in an independent audit of Bell Atlantic's network services subsidiaries' 1988 and first quarter 1989 reported adjustments to the National Exchange Carrier Association (NECA) interstate common line pool. On May 2, 1995, Bell Atlantic filed its response to the Show Cause Order, asserting that there is no legal basis for the FCC to institute enforcement proceedings with respect to these findings. The FCC solicited comments on Bell Atlantic's filing, and only one party filed comments challenging Bell Atlantic's response. On September 11, 1995, Bell Atlantic filed a reply to these comments, reasserting its position that no proceedings are warranted. Resolution of this matter is expected late in 1995.

     FCC Interim Price Cap Order

     On March 30, 1995, the FCC adopted its Report and Order approving an Interim Price Cap Plan for interstate access charges. The Interim Plan, which was effective August 1, 1995, replaces the Price Cap Plan that the FCC adopted in 1990.

     Under the Interim Plan, the Company's Price Cap Index must be adjusted by an inflation index (GDP-PI), less a fixed percentage, either 4.0%, 4.7%, or 5.3%, which is intended to reflect increases in productivity (Productivity Factor). Companies selecting the 4.0% or 4.7% Productivity Factor are required to reduce future prices and share a portion of their interstate return in excess of 12.25%. Companies selecting the 5.3% Productivity Factor are also required to reduce prices but are not required to share a portion of their future interstate earnings. The Interim Plan also provides for a reduction in the Price Cap Index of 2.8% to adjust for what the FCC believes was an underestimate in its calculation of the Productivity Factor in prior years. The Interim Plan also eliminates the recovery of certain "exogenous" cost changes, including changes in accounting costs that the FCC believes have no economic consequences.

                        Bell Atlantic - Maryland, Inc.

     On May 9, 1995, Bell Atlantic filed its Transmittal of Interstate Rates as required by the March 30, 1995 Order. In the filing, Bell Atlantic selected the 5.3% Productivity Factor for the August 1995 to June 1996 tariff period. The rates included in the May 9, 1995 filing resulted in price decreases for the Company totaling approximately $45,800,000 on an annual basis. These price decreases include the scheduled expiration of a temporary rate increase of approximately $14,700,000 on an annualized basis that was in effect from March 17, 1995 through July 31, 1995 to recover prior years "exogenous" postemployment benefit costs. Approximately 80% of the remaining $31,100,000 reduction results from compliance with the Interim Plan. The remaining 20% represents reductions that the Company was required to make under the prior Price Cap Plan. It is expected that these price decreases will be partially offset by volume increases.

     Bell Atlantic appealed the Interim Price Cap Plan Order to the U.S. Court of Appeals for the D.C. Circuit, and that case is currently pending.

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


OTHER MATTERS
-------------

     Environmental Issues

     The Company is subject to a number of environmental proceedings as a result of its operations and the shared liability provisions in the Plan of Reorganization related to the MFJ. The Company is also responsible for the remediation of sites with underground fuel storage tanks and other expenses associated with environmental compliance.

     The Company continually monitors its operations with respect to potential environmental issues, including changes in legally mandated standards and remediation technologies. The Company's recorded liabilities reflect those specific issues where remediation activities are currently deemed to be probable and where the cost of remediation is estimable. Management believes that the aggregate amount of any additional potential liability would not have a material effect on the Company's results of operations or financial condition.


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

     As of September 30, 1995, the Company had $167,200,000 of an unused line of credit with an affiliate, Bell Atlantic Network Funding Corporation. In addition, the Company had $50,000,000 remaining under a shelf registration statement filed with the Securities and Exchange Commission.

     The Company's debt ratio was 52.2% at September 30, 1995, compared to 51.9% at December 31, 1994.

                        Bell Atlantic - Maryland, Inc.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         For background concerning the Company's contingent liabilities under the Plan of Reorganization governing the divestiture by AT&T Corp. (formerly American Telephone and Telegraph Company) of certain assets of the former Bell System Operating Companies with respect to private actions relating to pre-divestiture events, including pending antitrust cases, see Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994 .


Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits:

         Exhibit Number

         27   Financial Data Schedule.

     (b) There were no Current Reports on Form 8-K filed during the quarter ended September 30, 1995.

                        Bell Atlantic - Maryland, Inc.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             BELL ATLANTIC - MARYLAND, INC.


Date:  November 9, 1995      By /s/ W. M. English
                                -----------------
                                    W. M. English
                                    Controller




    UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF NOVEMBER 6, 1995.