Form 10-Q
period 1996-03-31
BELL ATLANTIC MARYLAND INC
filed 1996-05-09
CIK 19722

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                             _____________________

                                   FORM 10-Q
                             _____________________


       (Mark one)
          [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1996

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

                           _________________________



THE REGISTRANT, A WHOLLY OWNED SUBSIDIARY OF BELL ATLANTIC CORPORATION, MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                        _____     _____

                        Bell Atlantic - Maryland, Inc.


                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                STATEMENTS OF OPERATIONS AND REINVESTED EARNINGS
                                  (Unaudited)
                             (Dollars in Thousands)


                                                             Three months ended
                                                                 March 31,
                                                             ------------------
                                                               1996      1995
                                                             --------  --------
OPERATING REVENUES
  (including $5,668 and $8,457 from affiliates)........      $530,299  $497,729
                                                             --------  --------

OPERATING EXPENSES
  Employee costs, including benefits and taxes.........        96,456   100,870
  Depreciation and amortization........................       106,123   102,815
  Other (including $124,047 and $99,075 to affiliates).       185,678   165,076
                                                             --------  --------
                                                              388,257   368,761
                                                             --------  --------

OPERATING INCOME.......................................       142,042   128,968

OTHER EXPENSE, NET
  (including $149 and $1 from affiliate)...............           892     1,346

INTEREST EXPENSE
  (including $364 and $743 to affiliate)...............        16,012    15,747
                                                             --------  --------

INCOME BEFORE PROVISION FOR INCOME TAXES...............       125,138   111,875
PROVISION FOR INCOME TAXES.............................        44,954    40,448
                                                             --------  --------

NET INCOME.............................................      $ 80,184  $ 71,427
                                                             ========  ========


REINVESTED EARNINGS
  At beginning of period...............................      $130,732  $124,391
  Add:  net income.....................................        80,184    71,427
                                                             --------  --------
                                                              210,916   195,818
  Deduct:  dividends...................................        52,520    58,900
           other changes...............................           168         2
                                                             --------  --------
  At end of period.....................................      $158,228  $136,916
                                                             ========  ========




                       See Notes to Financial Statements.

                        Bell Atlantic - Maryland, Inc.

                                 BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in Thousands)


                                     ASSETS
                                     ------

                                                    March 31,   December 31,
                                                       1996         1995
                                                    ----------  ------------

CURRENT ASSETS
Short-term investments............................  $   14,900    $      ---
Note receivable from affiliate....................      38,007           ---
Accounts receivable:
  Trade and other, net of allowances for
     uncollectibles of $25,973 and $23,934........     336,173       355,392
  Affiliates......................................      38,261        41,365
Material and supplies.............................       9,568         6,836
Prepaid expenses..................................      96,240       115,574
Deferred income taxes.............................      15,177        16,362
                                                    ----------    ----------
                                                       548,326       535,529
                                                    ----------    ----------

PLANT, PROPERTY AND EQUIPMENT.....................   5,402,566     5,420,240
Less accumulated depreciation.....................   2,781,561     2,748,921
                                                    ----------    ----------
                                                     2,621,005     2,671,319
                                                    ----------    ----------

OTHER ASSETS......................................      26,161        42,886
                                                    ----------    ----------

TOTAL ASSETS......................................  $3,195,492    $3,249,734
                                                    ==========    ==========




                       See Notes to Financial Statements.

                        Bell Atlantic - Maryland, Inc.


                                 BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in Thousands)


                    LIABILITIES AND SHAREOWNER'S INVESTMENT
                    ---------------------------------------

                                                     March 31,      December 31,
                                                        1996            1995
                                                     ---------      ------------

CURRENT LIABILITIES
Debt maturing within one year:
  Note payable to affiliate.....................     $      ---    $   78,729
  Other.........................................        157,487         7,357
Accounts payable and accrued liabilities:
  Affiliates....................................        178,691       168,598
  Other.........................................        316,538       315,338
Advance billings and customer deposits..........         66,754        72,333
                                                     ----------    ----------
                                                        719,470       642,355
                                                     ----------    ----------

LONG-TERM DEBT..................................        818,608       970,356
                                                     ----------    ----------

EMPLOYEE BENEFIT OBLIGATIONS....................        462,623       463,586
                                                     ----------    ----------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes...........................         98,755       105,644
Unamortized investment tax credits..............         19,999        20,918
Other...........................................         92,389        90,723
                                                     ----------    ----------
                                                        211,143       217,285
                                                     ----------    ----------
SHAREOWNER'S INVESTMENT
Common stock - one share, without par value,
 owned by parent................................        825,420       825,420
Reinvested earnings.............................        158,228       130,732
                                                     ----------    ----------
                                                        983,648       956,152
                                                     ----------    ----------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT...     $3,195,492    $3,249,734
                                                     ==========    ==========




                       See Notes to Financial Statements.

                        Bell Atlantic - Marylalnd, Inc.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in Thousands)




                                                            Three months ended
                                                                 March 31,
                                                         ----------------------
                                                           1996          1995
                                                         --------     ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES............    $ 246,919    $ 172,387
                                                         ---------    ---------


CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments.................      (14,900)     (18,144)
Additions to plant, property and equipment...........      (79,038)    (120,487)
Net change in note receivable from affiliate.........      (38,007)         ---
Other, net...........................................       23,183       12,026
                                                         ---------    ---------
Net cash used in investing activities................     (108,762)    (126,605)
                                                         ---------    ---------


CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments of borrowings and capital
   lease obligations.................................       (1,723)     (26,564)
Net change in note payable to affiliate..............      (78,729)      29,176
Dividends paid.......................................      (52,520)     (58,900)
Net change in outstanding checks drawn
   on controlled disbursement accounts...............       (5,185)      10,506
                                                         ---------    ---------
Net cash used in financing activities................     (138,157)     (45,782)
                                                         ---------    ---------

NET CHANGE IN CASH...................................          ---          ---


CASH, BEGINNING OF PERIOD............................          ---          ---
                                                         ---------    ---------

CASH, END OF PERIOD..................................    $     ---    $     ---
                                                         =========    =========


                       See Notes to Financial Statements.

                        Bell Atlantic - Maryland, Inc.


                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

1.   Basis of Presentation

     The accompanying financial statements are unaudited and have been prepared by Bell Atlantic - Maryland, Inc. (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The December 31, 1995 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, these financial statements include all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of operations, financial position and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

2.   Dividend

     On May 1, 1996, the Company declared and paid a dividend in the amount of $100,447,000 to Bell Atlantic Corporation (Bell Atlantic).

3.   Reclassifications

     Certain reclassifications of the prior year's data have been made to conform to 1996 classifications.

4.   Subsequent Event - Proposed Bell Atlantic - NYNEX Merger

     On April 22, 1996, Bell Atlantic and NYNEX Corporation announced a proposed merger of equals pursuant to a definitive merger agreement dated April 21, 1996, that provides for the formation of a new company to be named Bell Atlantic Corporation. Under the terms of the agreement, NYNEX shareholders will receive one share in the new company for each NYNEX share owned and Bell Atlantic shareholders will receive 1.302 shares in the new company for each Bell Atlantic share owned. The merger, which is expected to qualify as a pooling of interests for accounting purposes, is subject to a number of conditions, including regulatory approvals, receipt of opinions that the merger will be tax free, and the approval of the shareholders of both Bell Atlantic and NYNEX. The transaction is expected to close within 12 months.

                        Bell Atlantic - Maryland, Inc.


Item 2. Management's Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction H(2).)

     This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements.

RESULTS OF OPERATIONS
- ---------------------

     The Company reported net income for the first quarter of 1996 of $80,184,000, compared to net income of $71,427,000 for the same period in 1995.

     Items affecting the comparison of operating results between the three month periods ended March 31, 1996 and 1995 are discussed in the following sections.



OPERATING REVENUES
- ------------------
(Dollars in Thousands)

For the Three Month Period Ended March 31                1996             1995
- --------------------------------------------------------------------------------
Transport Services
  Local service................................       $238,982          $225,707
  Network access...............................        142,779           132,585
  Toll service.................................         27,087            27,428
Ancillary Services
  Directory publishing.........................         42,659            41,540
  Other........................................         20,511            21,245
Value-added Services...........................         58,281            49,224
                                                      --------          --------
Total..........................................       $530,299          $497,729
                                                      ========          ========

TRANSPORT SERVICES OPERATING STATISTICS
- ---------------------------------------
                                                                      Percentage
                                                                       Increase
                                               1996     1995          (Decrease)
- --------------------------------------------------------------------------------
At March 31
- -----------
  Access Lines in Service (In thousands)
   Residence................................  2,129    2,067               3.0%
   Business.................................  1,134    1,083               4.7
   Public...................................     39       40              (2.5)
                                              -----    -----
                                              3,302    3,190               3.5
                                              =====    =====


For the Three Month Period Ended March 31
- -----------------------------------------
  Access Minutes of Use (In millions)
   Interstate...............................  2,626    2,347              11.9
   Intrastate...............................    834      691              20.7
                                              -----    -----
                                              3,460    3,038              13.9
                                              =====    =====

  Toll Messages (In thousands)
   Intrastate............................... 31,528   26,340              19.7
   Interstate...............................  5,921    4,790              23.6
                                             ------   ------
                                             37,449   31,130              20.3
                                             ======   ======

                        Bell Atlantic - Maryland, Inc.

LOCAL SERVICE REVENUES

  1996-1995                          Increase
- --------------------------------------------------------------------------------
  Three Months              $13,275            5.9%
- --------------------------------------------------------------------------------

     Local service revenues are earned by the Company from the provision of local exchange, local private line and public telephone services.

     Higher network usage increased local service revenues during the first quarter of 1996. The increase in calling volumes principally resulted from growth in the number of access lines in service, which increased 3.5% from March 31, 1995. Revenues in the first quarter of 1996 were also higher as a result of price increases associated with the Company's revenue neutral rate change filing, which became effective on February 1, 1996. Under this filing, the Company increased directory assistance service rates by approximately $8 million on an annual basis. This rate increase is expected to be entirely offset by price reductions in toll service revenues and value-added services revenues.


NETWORK ACCESS REVENUES

  1996-1995                          Increase
- --------------------------------------------------------------------------------
  Three Months              $10,194            7.7%
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

     Network access revenues increased due to higher customer demand for access services, as reflected by growth in access minutes of use of 13.9% over the same period in 1995. Revenue growth from volume increases was partially offset by the net effect of price reductions under the Federal Communications Commission's
(FCC) Price Cap Plans.

     The net effect of price reductions is expected to have a larger negative impact on reported revenues relative to same period last year, in the second quarter of 1996. See also "Factors That May Impact Future Results - FCC Interim Price Cap Plan" below for a discussion of Bell Atlantic's proposed FCC price cap filing, which would become effective during the third quarter of 1996.


TOLL SERVICE REVENUES

  1996-1995                         (Decrease)
- --------------------------------------------------------------------------------
  Three Months              $(341)             (1.2)%
- --------------------------------------------------------------------------------

     Toll service revenues are earned from calls made outside a customer's local calling area, but within the same service area of the Company, commonly referred to as Local Access and Transport Areas (LATAs). Other toll services include 800 services and Wide Area Telephone Service (WATS).

     The reduction in toll service revenues was caused by company-initiated price reductions on certain toll services. Revenue neutral rate change filings, which became effective in the first quarter of 1996 and the third quarter of 1995, are expected to reduce toll service revenues by approximately $13 million annually primarily through a discount plan offering and rate reductions on certain toll services. The impact on toll service revenues resulting from the revenue neutral rate change filings is expected to be entirely offset by additional local service revenues and other ancillary services revenues. Higher toll service revenues caused by increased network usage, partially attributable to severe winter storms in early 1996, substantially offset this decrease. Toll message volumes increased by 20.3% over the first quarter of 1995.

     The Company expects that competition for toll services will continue in 1996. See "Factors That May Impact Future Results" below for a further discussion of toll service revenue issues.

                        Bell Atlantic - Maryland, Inc.


DIRECTORY PUBLISHING REVENUES

  1996-1995                          Increase
- --------------------------------------------------------------------------------
  Three Months              $1,119             2.7%
- --------------------------------------------------------------------------------

     Directory publishing revenues are earned primarily from local advertising and marketing services provided to businesses in White and Yellow Pages directories. Other directory publishing services include database and foreign directory marketing.

     Growth in directory publishing revenues was principally due to higher rates charged for these services. Advertising volumes continue to be negatively impacted by competition from other directory companies, as well as other advertising media.


OTHER ANCILLARY SERVICES REVENUES

  1996-1995                         (Decrease)
- --------------------------------------------------------------------------------
  Three Months              $(734)            (3.5)%
- --------------------------------------------------------------------------------

     Other ancillary services include billing and collection services provided to IXCs, facilities rental services provided to affiliates and non-affiliates and sales of materials and supplies to affiliates.

     Other ancillary services revenues decreased due to lower facilities rental revenues from affiliates and a reduction in billing and collection services revenues, primarily as a result of the elimination of certain services from a contract with an IXC. These decreases were partially offset by revenues from customer late payment charges, which the Company began assessing in the third quarter of 1995.


VALUE-ADDED SERVICES REVENUES

  1996-1995                          Increase
- --------------------------------------------------------------------------------
  Three Months              $9,057             18.4%
- --------------------------------------------------------------------------------

     Value-added services represent a family of services which expand the utilization of the network. These services include recent products such as voice messaging services, Caller ID and Return Call as well as more mature products such as Centrex, Touch-Tone, and other customer premises wiring and maintenance services.

     The increase in value-added services revenues during the first quarter of 1996 was primarily attributable to continued growth in the network customer base and higher demand for certain central office and voice messaging services.

                        Bell Atlantic - Maryland, Inc.




OPERATING EXPENSES
- ------------------
(Dollars in Thousands)

For the Three Month Period Ended March 31           1996                  1995
- --------------------------------------------------------------------------------
Employee costs, including benefits and taxes...  $ 96,456               $100,870
Depreciation and amortization..................   106,123                102,815
Other operating expenses.......................   185,678                165,076
                                                 --------               --------
Total..........................................  $388,257               $368,761
                                                 ========               ========

EMPLOYEE COSTS

  1996-1995                         (Decrease)
- --------------------------------------------------------------------------------
  Three Months              $(4,414)          (4.4)%
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

     The decrease in employee costs was attributable to savings associated with employees who left the Company during 1995 and the effect of employees transferred from the Company to NSI in December 1995. These reductions were partially offset by annual salary and wage increases, as well as increased overtime pay and repair and maintenance activity principally attributable to unusually severe weather conditions in the first quarter of 1996.


DEPRECIATION AND AMORTIZATION

  1996-1995                          Increase
- --------------------------------------------------------------------------------
  Three Months              $3,308             3.2%
- --------------------------------------------------------------------------------

     Depreciation and amortization increased principally due to growth in depreciable telephone plant. The composite depreciation rate was 8.0% for both the first quarter of 1996 and 1995.


OTHER OPERATING EXPENSES

  1996-1995                          Increase
- --------------------------------------------------------------------------------
  Three Months              $20,602            12.5%
- --------------------------------------------------------------------------------

     Other operating expenses consist primarily of contract services including centralized services expenses allocated from NSI, rent, network software costs, operating taxes other than income, provision for uncollectible accounts receivable and other costs.

     The increase in other operating expenses was largely attributable to higher centralized services expenses allocated from NSI. This increase was due, in part, to higher employee costs incurred in that organization as a result of the transfer of employees from the network services subsidiaries to NSI in December 1995. Additional operating costs incurred to enhance billing and operating systems, consolidate work activities and market value-added services also contributed to the increase in centralized services expenses during the first quarter of 1996. These increases were partially offset by lower material costs.

                        Bell Atlantic - Maryland, Inc.

OTHER EXPENSE, NET

  1996-1995                         (Decrease)
- --------------------------------------------------------------------------------
  Three Months                       $(454)
- --------------------------------------------------------------------------------

     The change in other expense, net was attributable to lower nonoperating costs incurred in the first quarter of 1996.


INTEREST EXPENSE

  1996-1995                          Increase
- --------------------------------------------------------------------------------
  Three Months              $265               1.7%
- --------------------------------------------------------------------------------

     Interest expense increased principally due to a reduction in capitalized interest costs. This increase was partially offset by a decline in interest expense resulting from lower levels of average short-term debt in the first quarter of 1996.


PROVISION FOR INCOME TAXES

  1996-1995                          Increase
- --------------------------------------------------------------------------------
  Three Months              $4,506             11.1%
- --------------------------------------------------------------------------------

EFFECTIVE INCOME TAX RATES

  For the Three Months Ended March 31
- --------------------------------------------------------------------------------
  1996                       35.9%
- --------------------------------------------------------------------------------
  1995                       36.2%
- --------------------------------------------------------------------------------

     The Company's effective income tax rate was lower in the first quarter of 1996 as a result of a prior period tax true-up of deferred taxes.


FACTORS THAT MAY IMPACT FUTURE RESULTS
- --------------------------------------

Federal Legislation

     The Telecommunications Act of 1996 (the Act) became effective on February 8, 1996 and replaces the Modification of Final Judgment (MFJ). In general, the Act includes provisions that would open the Company's local exchange market to competition and would permit local exchange carriers, such as the Company, upon meeting certain conditions, to provide interLATA services (long distance) and video programming and to engage in manufacturing. However, the ability of the Company to engage in businesses previously prohibited by the MFJ is largely dependent on satisfying certain conditions contained in the Act and regulations promulgated thereunder. The following is a brief discussion regarding certain provisions of the Act.

     With regard to the rules governing competition in the interLATA market, the Act takes a two-fold approach. Effective February 8, 1996, Bell Atlantic is permitted to apply for approval to offer interLATA services outside of the geographic region in which it currently operates as a local exchange carrier. Bell Atlantic has announced its plans to offer such services in several states. In addition, Bell Atlantic's wireless businesses are now permitted to offer interLATA services without having to comply with the conditions imposed in waivers granted under the MFJ.

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

                        Bell Atlantic - Maryland, Inc.

     The Act also imposes specific requirements on the Company that are intended to promote competition in the local exchange markets. These requirements include the duty to: (i) provide interconnection to any other carrier for the transmission and routing of telephone exchange service at any technically feasible point; (ii) provide unbundled access to network elements at any technically feasible point; (iii) provide retail services at wholesale prices for resale; (iv) establish reciprocal compensation arrangements for the origination and termination of telecommunications; and (v) provide physical collocation.

     No definitive prediction can be made as to the specific impact of the Act on the business or financial condition of the Company. The financial impact on the Company will be dependent on several factors, including the timing, extent and success of competition in the Company's markets and the timing, extent and success of the Company's pursuit of new business opportunities resulting from the Act.

Competition

     IntraLATA Toll Services

     Competition to offer intrastate intraLATA toll services is currently permitted in the Company's jurisdiction. Increased competition from IXCs has resulted in a decline in several components of the Company's toll service revenues.

     Currently, intraLATA toll calls are completed by the Company unless the customer dials a five-digit access code. Presubscription for intraLATA toll services would enable customers to make intraLATA toll calls using another carrier without having to dial the five-digit access code.

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

FCC Interim Price Cap Plan

     On April 2, 1996, Bell Atlantic filed its Annual Access Tariff Filing of Interstate Rates, as required by the FCC's Interim Price Cap Plan. In the filing, Bell Atlantic selected the 5.3% Productivity Factor for the July 1996 to June 1997 tariff period. Companies selecting the 5.3% Productivity Factor are not required to share earnings in excess of allowed rates of return. The reduction in the price cap index resulting from the 5.3% Productivity Factor was more than offset by the reversal of prior year exogenous rate reductions and the FCC's partial annulment of ratemaking requirements related to the Company's adoption of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The rates included in the April 2, 1996 filing propose actual price increases for the Company totaling approximately $2,800,000 on an annual basis, which would become effective July 1, 1996.

     In 1995, Bell Atlantic filed an appeal with the Court of Appeals for the D.C. Circuit for review of the FCC's Interim Price Cap Plan. On March 29, 1996, the U.S. Court of Appeals denied Bell Atlantic's petition.

     By the end of 1996, Bell Atlantic expects the FCC to replace the Interim Price Cap Plan for interstate access charges with a revised price cap plan.

                        Bell Atlantic - Maryland, Inc.

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

     MCI Telecommunications, the PSC Staff and the Office of People's Counsel have also filed proposed price cap plans for regulating the Company and have argued that the Company's rates should be reduced by $85 million, over $100 million and over $200 million, respectively. The Company has responded that its existing rates are reasonable and there is no basis to reduce them. All of these issues are being considered in a single evidentiary proceeding which is expected to conclude by mid-year 1996.


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

     Subsequent Event - Proposed Bell Atlantic - NYNEX Merger

     On April 22, 1996, Bell Atlantic and NYNEX Corporation announced a proposed merger of equals pursuant to a definitive merger agreement dated April 21, 1996, that provides for the formation of a new company to be named Bell Atlantic Corporation. Under the terms of the agreement, NYNEX shareholders will receive one share in the new company for each NYNEX share owned and Bell Atlantic shareholders will receive 1.302 shares in the new company for each Bell Atlantic share owned. The merger, which is expected to qualify as a pooling of interests for accounting purposes, is subject to a number of conditions, including regulatory approvals, receipt of opinions that the merger will be tax free, and the approval of the shareholders of both Bell Atlantic and NYNEX. The transaction is expected to close within 12 months.


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

     As of March 31, 1996, the Company had $248,200,000 of an unused line of credit with an affiliate, Bell Atlantic Network Funding Corporation. In addition, the Company had $50,000,000 remaining under a shelf registration statement filed with the Securities and Exchange Commission for the issuance of unsecured debt securities.

     The Company's debt ratio was 49.8% at March 31, 1996, compared to 52.5% at December 31, 1995.

     On May 1, 1996, the Company declared and paid a dividend in the amount of $100,447,000 to Bell Atlantic Corporation.

                        Bell Atlantic - Maryland, Inc.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         For background concerning the Company's contingent liabilities under the Plan of Reorganization governing the divestiture by AT&T Corp. (formerly American Telephone and Telegraph Company) of certain assets of the former Bell System Operating Companies with respect to private actions relating to pre-divestiture events, including pending antitrust cases, see Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


Item 6.  Exhibits and Reports on Form 8-K


         (a)  Exhibits:

              Exhibit Number

              27 Financial Data Schedule


         (b) There were no Current Reports on Form 8-K filed during the quarter ended March 31, 1996.

                        Bell Atlantic - Maryland, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                BELL ATLANTIC - MARYLAND, INC.



Date:  May 8, 1996              By  /s/ William M. English
                                    ---------------------------
                                        William M. English
                                        Controller



       UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MAY 3, 1996.