Form 10-Q
period 1996-06-30
BELL ATLANTIC MARYLAND INC
filed 1996-08-09
CIK 19722

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                             ---------------------

                                   FORM 10-Q

                             ---------------------


       (Mark one)

          [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1996

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


                             ---------------------


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
                            (Dollars in Thousands)

                                                               Three months ended       Six months ended
                                                                    June 30,                June 30,
                                                              --------------------  -----------------------
                                                                1996       1995        1996         1995
                                                              ---------  ---------  -----------  ----------
OPERATING REVENUES (including $5,827, $7,435,
     $11,495 and $15,892 from affiliates)................     $527,706   $507,916   $1,058,005   $1,005,645
                                                              --------   --------   ----------   ----------

OPERATING EXPENSES
     Employee costs, including benefits and taxes........       94,523    102,202      190,979      203,072
     Depreciation and amortization.......................      106,364    104,645      212,487      207,460
     Other (including $122,849, $100,388, $246,896
          and $199,463 to affiliates)....................      189,005    159,633      374,683      324,709
                                                              --------   --------   ----------   ----------
                                                               389,892    366,480      778,149      735,241
                                                              --------   --------   ----------   ----------

OPERATING INCOME.........................................      137,814    141,436      279,856      270,404

OTHER EXPENSE, NET
     (including $170, $0, $319 and $1 from affiliate)....          753        941        1,645        2,287

INTEREST EXPENSE (including $309, $945, $673
     and $1,688 to affiliate)............................       15,663     16,997       31,675       32,744
                                                              --------   --------   ----------   ----------

INCOME BEFORE PROVISION FOR INCOME TAXES.................      121,398    123,498      246,536      235,373
PROVISION FOR INCOME TAXES...............................       42,153     44,521       87,107       84,969
                                                              --------   --------   ----------   ----------

NET INCOME...............................................     $ 79,245   $ 78,977   $  159,429   $  150,404
                                                              ========   ========   ==========   ==========


REINVESTED EARNINGS
     At beginning of period..............................     $158,228   $136,916   $  130,732   $  124,391
     Add:  net income....................................       79,245     78,977      159,429      150,404
                                                              --------   --------   ----------   ----------
                                                               237,473    215,893      290,161      274,795
     Deduct:  dividend...................................      100,447     65,130      152,967      124,030
              other changes..............................           20        ---          188            2
                                                              --------   --------   ----------   ----------
     At end of period....................................     $137,006   $150,763   $  137,006   $  150,763
                                                              ========   ========   ==========   ==========



                      See Notes to Financial Statements.

                        Bell Atlantic - Maryland, Inc.


                                BALANCE SHEETS
                                  (Unaudited)
                            (Dollars in Thousands)


                                    ASSETS
                                    ------

                                                    June 30,   December 31,
                                                      1996         1995
                                                   ----------  ------------

CURRENT ASSETS
Short-term investments...........................  $   10,846    $      ---
Accounts receivable:
     Trade and other, net of allowances for
          uncollectibles of $26,562 and $23,934..     363,999       355,392
     Affiliates..................................      41,681        41,365
Material and supplies............................       7,750         6,836
Prepaid expenses.................................      68,888       115,574
Deferred income taxes............................      13,318        16,362
                                                   ----------    ----------
                                                      506,482       535,529
                                                   ----------    ----------

PLANT, PROPERTY AND EQUIPMENT....................   5,437,391     5,420,240
Less accumulated depreciation....................   2,840,137     2,748,921
                                                   ----------    ----------
                                                    2,597,254     2,671,319
                                                   ----------    ----------

OTHER ASSETS.....................................      20,007        42,886
                                                   ----------    ----------

TOTAL ASSETS.....................................  $3,123,743    $3,249,734
                                                   ==========    ==========



                      See Notes to Financial Statements.

                        Bell Atlantic - Maryland, Inc.


                                BALANCE SHEETS
                                  (Unaudited)
                            (Dollars in Thousands)


                    LIABILITIES AND SHAREOWNER'S INVESTMENT
                    ---------------------------------------

                                                                         June 30,    December 31,
                                                                           1996          1995
                                                                       ------------  ------------
CURRENT LIABILITIES
Debt maturing within one year:
     Note payable to affiliate....................................       $   12,677    $   78,729
     Other........................................................          157,587         7,357
Accounts payable and accrued liabilities:
     Affiliates...................................................          185,850       168,598
     Other........................................................          258,792       315,338
Advance billings and customer deposits............................           66,861        72,333
                                                                         ----------    ----------
                                                                            681,767       642,355
                                                                         ----------    ----------

LONG-TERM DEBT....................................................          816,624       970,356
                                                                         ----------    ----------

EMPLOYEE BENEFIT OBLIGATIONS......................................          461,611       463,586
                                                                         ----------    ----------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes.............................................           88,512       105,644
Unamortized investment tax credits................................           19,080        20,918
Other.............................................................           93,723        90,723
                                                                         ----------    ----------
                                                                            201,315       217,285
                                                                         ----------    ----------
SHAREOWNER'S INVESTMENT
Common stock - one share, without par value, owned by parent......          825,420       825,420
Reinvested earnings...............................................          137,006       130,732
                                                                         ----------    ----------
                                                                            962,426       956,152
                                                                         ----------    ----------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT.....................       $3,123,743    $3,249,734
                                                                         ==========    ==========



                      See Notes to Financial Statements.

                        Bell Atlantic - Maryland, Inc.

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (Dollars in Thousands)

                                                                     Six months ended
                                                                         June 30,
                                                                --------------------------
                                                                    1996          1995
                                                                -----------   ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................    $   374,978   $    324,993
                                                                -----------   ------------


CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments........................        (10,846)       (13,708)
Additions to plant, property and equipment..................       (168,906)      (220,092)
Other, net..................................................         30,340         17,893
                                                                -----------   ------------
Net cash used in investing activities.......................       (149,412)      (215,907)
                                                                -----------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments of borrowings and capital
  lease obligations.........................................         (3,485)       (28,225)
Net change in note payable to affiliate.....................        (66,052)        31,167
Dividends paid..............................................       (152,967)      (124,030)
Net change in outstanding checks drawn
  on controlled disbursement accounts.......................         (3,062)        12,002
                                                                -----------   ------------
Net cash used in financing activities.......................       (225,566)      (109,086)
                                                                -----------   ------------

NET CHANGE IN CASH..........................................            ---            ---


CASH, BEGINNING OF PERIOD...................................            ---            ---
                                                                -----------   ------------


CASH, END OF PERIOD.........................................    $       ---   $        ---
                                                                ===========   ============


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

2.   Dividend

     On August 1, 1996, the Company declared and paid a dividend in the amount of $74,800,000 to Bell Atlantic Corporation (Bell Atlantic).

3.   Reclassifications

     Certain reclassifications of the prior year's data have been made to conform to 1996 classifications.

4.   Proposed Bell Atlantic - NYNEX Merger

     Bell Atlantic and NYNEX Corporation have announced a proposed merger of equals pursuant to a definitive merger agreement entered into on April 21, 1996, and amended on July 2, 1996. Under the terms of the amended agreement, a newly-formed subsidiary will merge with and into NYNEX, with NYNEX becoming a subsidiary of Bell Atlantic, and each share of NYNEX common stock will be converted into 0.768 shares of Bell Atlantic common stock. The merger, which is expected to qualify as a pooling of interests for accounting purposes, is subject to a number of conditions, including regulatory approvals, receipt of opinions that the merger will be tax free, and the approval of the shareholders of both Bell Atlantic and NYNEX. The transaction is expected to close by April 1997.

                        Bell Atlantic - Maryland, Inc.


Item 2. Management's Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction H(2).)

     This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements.

RESULTS OF OPERATIONS
- ---------------------

     The Company reported net income for the first six months of 1996 of $159,429,000, compared to net income of $150,404,000 for the same period in 1995.

     Items affecting the comparison of operating results between the six month periods ended June 30, 1996 and 1995 are discussed in the following sections.


OPERATING REVENUES
- ------------------
(Dollars in Thousands)

For the Six Month Period Ended June 30                   1996          1995
- --------------------------------------------------------------------------------
Transport Services
    Local service.........................          $  483,681    $  460,032
    Network access........................             280,395       270,303
    Toll service..........................              50,408        54,930
Ancillary Services
    Directory publishing..................              85,513        82,711
    Other.................................              41,773        39,352
Value-added Services......................             116,235        98,317
                                                    ----------    ----------
Total.....................................          $1,058,005    $1,005,645
                                                    ==========    ==========


TRANSPORT SERVICES OPERATING STATISTICS
- ---------------------------------------
                                                                    Percentage
                                                                     Increase
                                              1996       1995       (Decrease)
- --------------------------------------------------------------------------------
At June 30
- ----------
  Access Lines in Service (In thousands)
     Residence............................   2,140       2,076          3.1%
     Business.............................   1,146       1,094          4.8
     Public...............................      40          41         (2.4)
                                            ------      ------
                                             3,326       3,211          3.6
                                            ======      ======


For the Six Month Period Ended June 30
- --------------------------------------
  Access Minutes of Use (In millions)
     Interstate...........................   5,210       4,720         10.4
     Intrastate...........................   1,609       1,399         15.0
                                            ------      ------
                                             6,819       6,119         11.4
                                            ======      ======

  Toll Messages (In thousands)
     Intrastate...........................  62,786      54,042         16.2
     Interstate...........................  11,442       9,851         16.2
                                            ------      ------
                                            74,228      63,893         16.2
                                            ======      ======

                         Bell Atlantic - Maryland, Inc.

LOCAL SERVICE REVENUES

     1996-1995                       Increase
- --------------------------------------------------------------------------------
     Six Months                $23,649       5.1%
- --------------------------------------------------------------------------------


     Local service revenues are earned by the Company from the provision of local exchange, local private line and public telephone services.

     Higher network usage increased local service revenues during the first six months of 1996. The increase in calling volumes principally resulted from growth in the number of access lines in service, which increased 3.6% from June 30, 1995, primarily reflecting higher demand in the business market. Revenues in the first six months of 1996 were also higher as a result of price increases associated with the Company's revenue neutral rate change filing, which became effective on February 1, 1996. Under this filing, the Company increased directory assistance service rates by approximately $8 million on an annual basis. This rate increase is expected to be entirely offset by price reductions in toll service revenues and value-added services revenues.


NETWORK ACCESS REVENUES

     1996-1995                       Increase
- --------------------------------------------------------------------------------
     Six Months                $10,092       3.7%
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

     Network access revenues increased due to higher customer demand for access services, as reflected by growth in access minutes of use of 11.4% over the same period in 1995. Revenue growth from volume increases was partially offset by the net effect of price reductions under the Federal Communications Commission's
(FCC) Price Cap Plans, which became effective during 1995.

     It is expected that network access revenue growth in the second half of 1996 relative to the same period last year should be positively impacted by continued strong volume growth and the net rate increases effective on July 20, 1996. See also "Factors That May Impact Future Results - FCC Interim Price Cap Plan" below for a discussion of Bell Atlantic's FCC price cap filing, which became effective on July 20, 1996.


TOLL SERVICE REVENUES

     1996-1995                      (Decrease)
- --------------------------------------------------------------------------------
     Six Months                $(4,522)     (8.2)%
- --------------------------------------------------------------------------------


     Toll service revenues are earned from calls made outside a customer's local calling area, but within the same service area of the Company, commonly referred to as Local Access and Transport Areas (LATAs). Other toll services include 800 services and Wide Area Telephone Service (WATS).

     The decrease in toll service revenues was caused by company-initiated price reductions on certain toll services. Revenue neutral rate change filings, which became effective in the first quarter of 1996 and the third quarter of 1995, are expected to reduce toll service revenues by approximately $13 million annually primarily through a discount plan offering and rate reductions on certain toll services. The impact on toll service revenues resulting from the revenue neutral rate change filings is expected to be entirely offset by additional local service revenues and other ancillary services revenues. Higher toll service revenues caused by increased network usage, attributable, in part, to severe winter storms in early 1996, partially offset this decrease. Toll message volumes increased by 16.2% over the first six months of 1995.

                        Bell Atlantic - Maryland, Inc.


     The Company expects competition for toll services to continue. See "Factors That May Impact Future Results" below for a further discussion of toll service revenue issues.


DIRECTORY PUBLISHING REVENUES

     1996-1995                       Increase
- --------------------------------------------------------------------------------
     Six Months                $2,802        3.4%
- --------------------------------------------------------------------------------


     Directory publishing revenues are earned primarily from local advertising and marketing services provided to businesses in White and Yellow Pages directories. Other directory publishing services include database and foreign directory marketing.

     Growth in directory publishing revenues was principally due to higher rates charged for these services. Advertising volumes continue to be negatively impacted by competition from other directory companies as well as other advertising media.


OTHER ANCILLARY SERVICES REVENUES

     1996-1995                       Increase
- --------------------------------------------------------------------------------
     Six Months                $2,421        6.2%
- --------------------------------------------------------------------------------


     Other ancillary services include billing and collection services provided to IXCs, facilities rental services provided to affiliates and non-affiliates, and sales of materials and supplies to affiliates.

     Other ancillary services revenues increased due to revenues from customer late payment charges, which the Company began assessing in the third quarter of 1995, pursuant to the revenue neutral rate change filings. This increase was partially offset by lower facilities rental revenues from affiliates and a reduction in billing and collection services revenues primarily as a result of the elimination of certain services from a contract with an IXC.


VALUE-ADDED SERVICES REVENUES

     1996-1995                       Increase
- --------------------------------------------------------------------------------
     Six Months                $17,918      18.2%
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

     The increase in value-added services revenues during the first six months of 1996 was primarily attributable to continued growth in the network customer base and higher demand for certain central office and voice messaging services. Increased demand for certain customer premises installation services also contributed to revenue growth in the first six months of 1996.

                        Bell Atlantic - Maryland, Inc.


OPERATING EXPENSES
- ------------------
(Dollars in Thousands)

For the Six Month Period Ended June 30                   1996            1995
- -------------------------------------------------------------------------------

Employee costs, including benefits and taxes......     $190,979        $203,072
Depreciation and amortization.....................      212,487         207,460
Other operating expenses..........................      374,683         324,709
                                                       --------        --------
Total.............................................     $778,149        $735,241
                                                       ========        ========

EMPLOYEE COSTS

     1996-1995                      (Decrease)
- --------------------------------------------------------------------------------
     Six Months               $(12,093)       (6.0)%
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

     The decrease in employee costs was attributable to savings associated with lower work force levels in 1996. The effect of employees transferred from the Company to NSI in December 1995 also contributed to the decrease in employee costs. These reductions were partially offset by annual salary and wage increases, as well as increased overtime pay and repair and maintenance activity principally due to higher business volumes and severe weather conditions in the first quarter of 1996.


DEPRECIATION AND AMORTIZATION

     1996-1995                       Increase
- --------------------------------------------------------------------------------
     Six Months                $5,027          2.4%
- --------------------------------------------------------------------------------


     Depreciation and amortization increased principally due to growth in depreciable telephone plant. The composite depreciation rate was 8.0% for the first six months of 1996, compared to 8.1% for the six month period ended June 30, 1995.


OTHER OPERATING EXPENSES

     1996-1995                       Increase
- --------------------------------------------------------------------------------
     Six Months                $49,974        15.4%
- --------------------------------------------------------------------------------


     Other operating expenses consist primarily of contract services including centralized services expenses allocated from NSI, rent, network software costs, operating taxes other than income, the provision for uncollectible accounts receivable and other costs.

     The increase in other operating expenses was largely attributable to higher centralized services expenses allocated from NSI. This increase was due, in part, to higher employee costs incurred in that organization as a result of the transfer of employees from the network operations subsidiaries to NSI in December 1995. Additional operating costs incurred to enhance billing and operating systems, consolidate work activities and market value-added services also contributed to the increase in centralized services expenses during the first six months of 1996. Other operating expenses were further increased by additional costs to upgrade network software. These increases were partially offset by lower material costs.

                        Bell Atlantic - Maryland, Inc.


OTHER EXPENSE, NET

     1996-1995                      (Decrease)
- --------------------------------------------------------------------------------
     Six Months                     $(642)
- --------------------------------------------------------------------------------


     The change in other expense, net was attributable to lower nonoperating costs incurred in the first six months of 1996.


INTEREST EXPENSE

     1996-1995                      (Decrease)
- --------------------------------------------------------------------------------
     Six Months               $(1,069)        (3.3)%
- --------------------------------------------------------------------------------


     Interest expense decreased principally due to lower levels of average short-term debt in the first six months of 1996.


PROVISION FOR INCOME TAXES

     1996-1995                       Increase
- --------------------------------------------------------------------------------
     Six Months                $2,138          2.5%
- --------------------------------------------------------------------------------


EFFECTIVE INCOME TAX RATES

     For the Six Months Ended June 30
- --------------------------------------------------------------------------------
     1996                       35.3%
- --------------------------------------------------------------------------------
     1995                       36.1%
- --------------------------------------------------------------------------------


     The Company's effective income tax rate was lower as a result of adjustments to tax liabilities recorded in the first six months of 1996.


FACTORS THAT MAY IMPACT FUTURE RESULTS
- --------------------------------------

Federal Legislation

     The Telecommunications Act of 1996 (the Act) became effective on February 8, 1996 and replaces the Modification of Final Judgment (MFJ). In general, the Act includes provisions that would open the local exchange market to competition and would permit local exchange carriers, such as the Company, upon meeting certain conditions, to provide interLATA services (long distance) and video programming and to engage in manufacturing. However, the ability of the Company to engage in businesses previously prohibited by the MFJ is largely dependent on satisfying certain conditions contained in the Act and regulations promulgated thereunder. The following is a brief discussion regarding certain provisions of the Act.

     With regard to the rules governing competition in the interLATA market, the Act takes a two-fold approach. Effective February 8, 1996, Bell Atlantic's operating telephone subsidiaries and affiliates are permitted to apply for approval to offer interLATA services outside of the geographic region in which they currently operate as a local exchange carrier. As of July 31, 1996, a subsidiary of Bell Atlantic has been marketing such services in three states outside its region and plans to offer such services in several other states. In addition, Bell Atlantic's wireless businesses are now permitted to offer interLATA services without having to comply with the conditions imposed in waivers granted under the MFJ.

     Secondly, within Bell Atlantic's geographic region, each of the operating telephone subsidiaries, including the Company, must demonstrate to the FCC that they have satisfied certain requirements in order to be permitted to offer interLATA services within its jurisdiction. Among the requirements with which the Company must comply is a 14-point "competitive checklist" which is aimed at ensuring that competitors have the ability to offer competitive local service, either through resale, the purchase of unbundled network elements, or through their own networks. The Company must also demonstrate to the FCC that its entry into the interLATA market would be in the public interest.

                        Bell Atlantic - Maryland, Inc.


     The Act also imposes specific requirements that are intended to promote competition in the local exchange markets. These requirements (collectively known as interconnection requirements) include the duty to: (i) provide interconnection to any other carrier for the transmission and routing of telephone exchange service at any technically feasible point; (ii) provide unbundled access to network elements at any technically feasible point; (iii) provide retail services at wholesale prices for resale; (iv) establish reciprocal compensation arrangements for the origination and termination of telecommunications; and (v) provide physical collocation. The specific terms under which the carriers interconnect are to be negotiated between those carriers.

     On August 1, 1996, the FCC adopted an order establishing guidelines for implementation of the interconnection requirements set forth in the Act. The FCC's guidelines set the parameters for rules and regulations that state commissions have established, or will establish, to govern interconnection agreements that are reached through state arbitrations, when negotiations fail. The FCC stated that it plans to issue regulations regarding universal service obligations and access charges in a subsequent order.

     No definitive prediction can be made as to the specific impact of the Act on the business or financial condition of the Company. The financial impact on the Company will be dependent on several factors, including the timing, extent and success of competition in the Company's markets, the timing, extent and success of the Company's pursuit of new business opportunities resulting from the Act and the provisions of the regulations to be issued by the FCC.

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

     Local Exchange Services

     The ability to offer local exchange services has historically been subject to regulation by the Public Service Commission of Maryland (PSC). Since 1994, applications from competitors to provide and resell local exchange services have been approved by the PSC. Additional applications from competitors are currently pending. The Act is expected to significantly increase the level of competition in the Company's local exchange market. However, increased competition in the local exchange market will facilitate FCC approval of the Company's entry into the interLATA markets.

FCC Interim Price Cap Plan

     As required by the FCC's Interim Price Cap Plan, Bell Atlantic filed its Annual Access Tariff Filing of Interstate Rates on April 2, 1996 and amended the filing on June 27, 1996. In the filing, Bell Atlantic selected the 5.3% Productivity Factor for the July 1996 to June 1997 tariff period. Companies selecting the 5.3% Productivity Factor are not required to share earnings in excess of allowed rates of return. The reduction in the price cap index resulting from the 5.3% Productivity Factor was more than offset by the reversal of prior year exogenous rate reductions and the FCC's partial annulment of ratemaking requirements related to the Company's adoption of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The rates included in the June 27, 1996 filing resulted in actual price increases for the Company totaling approximately $3,200,000 on an annual basis, which became effective on July 20, 1996.

     In 1995, Bell Atlantic filed an appeal with the Court of Appeals for the D.C. Circuit for review of the FCC's Interim Price Cap Plan. On March 29, 1996, the U.S. Court of Appeals denied Bell Atlantic's petition.

     Before the 1997 Annual Access Tariff Filing, Bell Atlantic expects the FCC to replace the Interim Price Cap Plan for interstate access charges with a revised price cap plan.

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

     MCI Telecommunications, the PSC Staff and the Office of People's Counsel have also filed proposed price cap plans for regulating the Company and have argued that the Company's rates should be reduced by $85 million, over $100 million and over $200 million, respectively. The Company has responded that its existing rates are reasonable and there is no basis to reduce them. All of these issues are being considered in a single evidentiary proceeding, which is expected to conclude later in 1996.

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

     Proposed Bell Atlantic - NYNEX Merger

     Bell Atlantic and NYNEX Corporation have announced a proposed merger of equals pursuant to a definitive merger agreement entered into on April 21, 1996, and amended on July 2, 1996. Under the terms of the amended agreement, a newly-formed subsidiary will merge with and into NYNEX, with NYNEX becoming a subsidiary of Bell Atlantic, and each share of NYNEX common stock will be converted into 0.768 shares of Bell Atlantic common stock. The merger, which is expected to qualify as a pooling of interests for accounting purposes, is subject to a number of conditions, including regulatory approvals, receipt of opinions that the merger will be tax free, and the approval of the shareholders of both Bell Atlantic and NYNEX. The transaction is expected to close by April 1997.

FINANCIAL CONDITION
- -------------------

     Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements, including network expansion and modernization and the payment of dividends. Management expects that presently foreseeable capital requirements will be financed primarily through internally generated funds. Additional long-term debt may be needed to fund development activities and to maintain the Company's capital structure within management's guidelines.

     As of June 30, 1996, the Company had $235,523,000 of an unused line of credit with an affiliate, Bell Atlantic Network Funding Corporation. In addition, the Company had $50,000,000 remaining under a shelf registration statement filed with the Securities and Exchange Commission for the issuance of unsecured debt securities.

     The Company's debt ratio was 50.6% at June 30, 1996, compared to 52.5% at December 31, 1995.

     On August 1, 1996, the Company declared and paid a dividend in the amount of $74,800,000 to Bell Atlantic Corporation.

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


Item 6.   Exhibits and Reports on Form 8-K


          (a)  Exhibits:

               Exhibit Number

               27   Financial Data Schedule


          (b)  Report on Form 8-K filed during the quarter ended June 30, 1996:

               A Current Report on Form 8-K, dated April 21, 1996, was filed regarding (i) the Agreement and Plan of Merger, dated as of April 21, 1996, by and among Bell Atlantic Corporation, NYNEX Corporation and Seaboard Merger Company, and (ii) the Joint Press Release, dated April 22, 1996, issued by Bell Atlantic Corporation and NYNEX Corporation.

                        Bell Atlantic - Maryland, Inc.


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                BELL ATLANTIC - MARYLAND, INC.



Date:  August 8, 1996           By  /s/ William M. English
                                   -------------------------------
                                        William M. English
                                        Controller



     UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF AUGUST 5, 1996.