Form 10-Q
period 1996-09-30
BELL ATLANTIC MARYLAND INC
filed 1996-11-08
CIK 19722

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                             ---------------------
                                   FORM 10-Q
                             ---------------------


(Mark one)
   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1996

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

                           -------------------------


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
                            (Dollars in Thousands)


                                                              Three months ended        Nine months ended
                                                                 September 30,            September 30,
                                                             ---------------------  --------------------------
                                                               1996        1995         1996          1995
                                                             ---------  ----------  ------------  ------------
OPERATING REVENUES (including $12,541, $7,029,
  $24,036 and $22,921 from affiliates)..................      $549,306   $517,161    $1,607,311    $1,522,806
                                                              --------   --------    ----------    ----------

OPERATING EXPENSES
  Employee costs, including benefits and taxes..........       101,031    105,190       292,010       308,262
  Depreciation and amortization.........................       107,416    103,766       319,903       311,226
  Other (including $131,954, $106,132, $378,850
    and $305,595 to affiliates).........................       195,453    175,561       570,136       500,270
                                                              --------   --------    ----------    ----------
                                                               403,900    384,517     1,182,049     1,119,758
                                                              --------   --------    ----------    ----------

OPERATING INCOME........................................       145,406    132,644       425,262       403,048

OTHER INCOME (EXPENSE), NET (including $155, $19,
  $474 and $20 from affiliate)..........................           945     (1,192)         (700)       (3,479)

INTEREST EXPENSE (including $191, $754, $864
  and $2,442 to affiliate)..............................        16,032     15,498        47,707        48,242
                                                              --------   --------    ----------    ----------

INCOME BEFORE PROVISION FOR INCOME TAXES................       130,319    115,954       376,855       351,327
PROVISION FOR INCOME TAXES..............................        46,985     41,940       134,092       126,909
                                                              --------   --------    ----------    ----------

NET INCOME..............................................      $ 83,334   $ 74,014    $  242,763    $  224,418
                                                              ========   ========    ==========    ==========


REINVESTED EARNINGS
  At beginning of period................................      $137,006   $150,763    $  130,732    $  124,391
  Add:  net income......................................        83,334     74,014       242,763       224,418
                                                              --------   --------    ----------    ----------
                                                               220,340    224,777       373,495       348,809
  Deduct:  dividends....................................        74,800     77,750       227,767       201,780
           other changes................................            51         14           239            16
                                                              --------   --------    ----------    ----------
  At end of period......................................      $145,489   $147,013    $  145,489    $  147,013
                                                              ========   ========    ==========    ==========

                       See Notes to Financial Statements.

                        Bell Atlantic - Maryland, Inc.

                                 BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in Thousands)


                                     ASSETS
                                     ------

                                                   September 30,  December 31,
                                                       1996           1995
                                                   -------------  ------------

CURRENT ASSETS
Short-term investments...........................     $    3,973    $      ---
Note receivable from affiliate...................         13,820           ---
Accounts receivable:
     Trade and other, net of allowances for
          uncollectibles of $27,223 and $23,934..        371,792       355,392
     Affiliates..................................         39,210        41,365
Material and supplies............................         10,974         6,836
Prepaid expenses.................................        131,385       115,574
Deferred income taxes............................         13,167        16,362
                                                      ----------    ----------
                                                         584,321       535,529
                                                      ----------    ----------

PLANT, PROPERTY AND EQUIPMENT....................      5,489,843     5,420,240
Less accumulated depreciation....................      2,908,280     2,748,921
                                                      ----------    ----------
                                                       2,581,563     2,671,319
                                                      ----------    ----------

OTHER ASSETS.....................................         22,208        42,886
                                                      ----------    ----------

TOTAL ASSETS.....................................     $3,188,092    $3,249,734
                                                      ==========    ==========

                       See Notes to Financial Statements.

                        Bell Atlantic - Maryland, Inc.

                                 BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in Thousands)


                    LIABILITIES AND SHAREOWNER'S INVESTMENT
                    ---------------------------------------

                                                   September 30,    December 31,
                                                        1996            1995
                                                   -------------    ------------

CURRENT LIABILITIES
Debt maturing within one year:
     Note payable to affiliate..................      $      ---      $   78,729
     Other......................................           7,684           7,357
Accounts payable and accrued liabilities:
     Affiliates.................................         203,400         168,598
     Other......................................         314,149         315,338
Advance billings and customer deposits..........          64,810          72,333
                                                      ----------      ----------
                                                         590,043         642,355
                                                      ----------      ----------

LONG-TERM DEBT..................................         964,800         970,356
                                                      ----------      ----------

EMPLOYEE BENEFIT OBLIGATIONS....................         470,387         463,586
                                                      ----------      ----------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes...........................          80,175         105,644
Unamortized investment tax credits..............          18,162          20,918
Other...........................................          93,616          90,723
                                                      ----------      ----------
                                                         191,953         217,285
                                                      ----------      ----------
SHAREOWNER'S INVESTMENT
Common stock - one share, without par value,
     owned by parent............................         825,420         825,420
Reinvested earnings.............................         145,489         130,732
                                                      ----------      ----------
                                                         970,909         956,152
                                                      ----------      ----------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT...      $3,188,092      $3,249,734
                                                      ==========      ==========

                       See Notes to Financial Statements.

                        Bell Atlantic - Maryland, Inc.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in Thousands)

                                                       Nine months ended
                                                          September 30,
                                                     -----------------------
                                                       1996           1995
                                                     --------       --------
NET CASH PROVIDED BY OPERATING ACTIVITIES.......     $551,322       $453,074
                                                     --------       --------


CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments............       (3,973)        (6,093)
Additions to plant, property and equipment......     (265,546)      (312,735)
Net change in note receivable from affiliate....      (13,820)           ---
Other, net......................................       34,998         16,801
                                                     --------       --------
Net cash used in investing activities...........     (248,341)      (302,027)
                                                     --------       --------


CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments of borrowings and capital
     lease obligations..........................       (5,236)       (29,914)
Net change in note payable to affiliate.........      (78,729)        65,724
Dividends paid..................................     (227,767)      (201,780)
Net change in outstanding checks drawn
     on controlled disbursement accounts........        8,751         14,923
                                                     --------       --------
Net cash used in financing activities...........     (302,981)      (151,047)
                                                     --------       --------


NET CHANGE IN CASH..............................          ---            ---


CASH, BEGINNING OF PERIOD.......................          ---            ---
                                                     --------       --------


CASH, END OF PERIOD.............................     $    ---       $    ---
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

2.   Dividend

     On November 1, 1996, the Company declared and paid a dividend in the amount of $93,100,000 to Bell Atlantic Corporation (Bell Atlantic).

3.   Reclassifications

     Certain reclassifications of the prior year's data have been made to conform to 1996 classifications.

4.   Proposed Bell Atlantic - NYNEX Merger

     Bell Atlantic and NYNEX Corporation have announced a proposed merger of equals under a definitive merger agreement entered into on April 21, 1996, and amended on July 2, 1996. Under the terms of the amended agreement, a newly-formed subsidiary will merge with NYNEX, with NYNEX becoming a subsidiary of Bell Atlantic. As a result of the merger, NYNEX stockholders will receive 0.768 of a share of Bell Atlantic common stock for each share of NYNEX common stock that they own. Bell Atlantic stockholders will continue to own their existing shares after the merger.

     The merger is expected to qualify as a "pooling of interests," which means for accounting and financial reporting purposes, the companies will be treated as if they had always been combined. The completion of the merger is subject to a number of conditions, including regulatory approvals, receipt of opinions that the merger will be tax free, and the approval of the shareholders of both Bell Atlantic and NYNEX. The companies expect to close the merger in the first quarter of 1997.

                        Bell Atlantic - Maryland, Inc.

Item 2. Management's Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction H(2).)

     This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements.

RESULTS OF OPERATIONS
---------------------

     The Company reported net income for the first nine months of 1996 of $242,763,000, compared to net income of $224,418,000 for the same period in 1995.

     Items affecting the comparison of operating results between the nine month periods ended September 30, 1996 and 1995 are discussed in the following sections.


OPERATING REVENUES
------------------
(Dollars in Thousands)


For the Nine Month Period Ended September 30               1996          1995
------------------------------------------------------------------------------

Transport Services
    Local service.........................            $  730,499    $  697,436
    Network access........................               424,449       408,937
    Toll service..........................                74,920        81,929
Ancillary Services
    Directory publishing..................               126,678       121,003
    Other.................................                70,010        58,356
Value-added Services......................               180,755       155,145
                                                      ----------    ----------
Total.....................................            $1,607,311    $1,522,806
                                                      ==========    ==========

TRANSPORT SERVICES OPERATING STATISTICS
---------------------------------------
                                                                    Percentage
                                                 1996       1995      Increase
------------------------------------------------------------------------------
At September 30
---------------
  Access Lines in Service (In thousands)
     Residence............................      2,160      2,095           3.1%
     Business.............................      1,165      1,111           4.9
     Public...............................         40         40           ---
                                              -------    -------
                                                3,365      3,246           3.7
                                              =======    =======

For the Nine Month Period Ended September 30
--------------------------------------------
  Access Minutes of Use (In millions)
     Interstate...........................      7,903      7,217*          9.5
     Intrastate...........................      2,425      2,162*         12.2
                                              -------    -------
                                               10,328      9,379*         10.1
                                              =======    =======

  Toll Messages (In thousands)
     Intrastate...........................     95,042     83,611          13.7
     Interstate...........................     17,449     15,497*         12.6
                                              -------    -------
                                              112,491     99,108*         13.5
                                              =======    =======

*Revised from previously reported amounts

                        Bell Atlantic - Maryland, Inc.

LOCAL SERVICE REVENUES

     1996-1995                       Increase
--------------------------------------------------------------------------------
     Nine Months              $33,063          4.7%
--------------------------------------------------------------------------------

     Local service revenues are earned by the Company from the provision of local exchange, local private line and public telephone services.

     Higher network usage by both business and residence customers increased local service revenues during 1996. Access lines in service grew by 3.7% from September 30, 1995. Revenues in 1996 were also higher as a result of price increases associated with the Company's revenue neutral rate change filing, which became effective in the first quarter of 1996. This filing provided for increases in directory assistance service rates with corresponding reductions in toll service and value-added services revenues.

     For a discussion of the Telecommunications Act of 1996, which opens the local exchange market to competition, see "Factors That May Impact Future Results" beginning on page 10.


NETWORK ACCESS REVENUES

     1996-1995                       Increase
--------------------------------------------------------------------------------
     Nine Months              $15,512          3.8%
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

     Network access revenues increased principally due to higher customer demand for access services, as reflected by growth in access minutes of use of 10.1% over the same period in 1995. Revenue growth was partially offset by the effect of price reductions under the Federal Communications Commission's (FCC) Interim Price Cap Plan implemented in 1995. On July 20, 1996, the Company implemented price increases as part of Bell Atlantic's annual price cap filing with the FCC. These price increases did not have a significant impact on network access revenues in the third quarter of 1996.

     Continued strong growth in network usage and the FCC rate increases effective on July 20, 1996 are expected to positively impact network access revenues for the remainder of 1996, relative to the same period last year. See also "Factors That May Impact Future Results - FCC Interim Price Cap Plan" on page 12 for a discussion of Bell Atlantic's FCC price cap filing.


TOLL SERVICE REVENUES

     1996-1995                      (Decrease)
--------------------------------------------------------------------------------
     Nine Months              $(7,009)        (8.6)%
--------------------------------------------------------------------------------

     Toll service revenues are earned from calls made outside a customer's local calling area, but within the same service area of the Company, commonly referred to as Local Access and Transport Areas (LATAs). Other toll services include 800 services and Wide Area Telephone Service (WATS).

     The decrease in toll service revenues was caused by company-initiated price reductions and a discount offering on certain toll services in response to competition. The price reductions and the discount offering, which reduced toll service revenues by approximately $8 million through the first nine months of 1996, as compared to the same period in 1995, were implemented as a result of several revenue neutral rate change filings. These filings, which became effective in the third quarter of 1995 and the first quarter of 1996, provided for increases in local service and other ancillary services revenues and corresponding decreases in toll service and value-added services revenues.

                        Bell Atlantic - Maryland, Inc.

     Higher toll service revenues caused by increased network usage partially offset these decreases. Toll message volumes in 1996 increased by 13.5% over the same period in 1995.

     The Company expects that toll service revenues will be negatively impacted for the remainder of 1996 by the effect of its revenue neutral rate change filings. See "Factors That May Impact Future Results" beginning on page 10 for a further discussion of toll service revenue issues.


DIRECTORY PUBLISHING REVENUES

     1996-1995                       Increase
--------------------------------------------------------------------------------
     Nine Months              $5,675          4.7%
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


OTHER ANCILLARY SERVICES REVENUES

     1996-1995                       Increase
--------------------------------------------------------------------------------
     Nine Months              $11,654        20.0%
--------------------------------------------------------------------------------

     Other ancillary services include billing and collection services provided to IXCs, facilities rental services provided to affiliates and non-affiliates, and sales of materials and supplies to affiliates.

     Higher other ancillary services revenues in 1996 were principally due to increased revenues from customer late payment charges. The Company began assessing business and residential late payment charges in the third quarter of 1995 and first quarter of 1996, respectively, pursuant to the aforementioned revenue neutral rate change filings. Higher facilities rental revenues from affiliates also contributed to the increase in other ancillary services revenues in 1996.


VALUE-ADDED SERVICES REVENUES

     1996-1995                       Increase
--------------------------------------------------------------------------------
     Nine Months              $25,610        16.5%
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

     The increase in value-added services revenues during 1996 was primarily attributable to continued growth in the network customer base and higher demand for certain central office and voice messaging services. These increases were partially offset by rate decreases on certain value-added services, which became effective in the first quarter of 1996, pursuant to the aforementioned revenue neutral rate change filing.

                        Bell Atlantic - Maryland, Inc.


OPERATING EXPENSES
------------------
(Dollars in Thousands)


For the Nine Month Period Ended September 30            1996              1995
--------------------------------------------------------------------------------
Employee costs, including benefits and taxes.....  $  292,010        $  308,262
Depreciation and amortization....................     319,903           311,226
Other operating expenses.........................     570,136           500,270
                                                   ----------        ----------
Total............................................  $1,182,049        $1,119,758
                                                   ==========        ==========

EMPLOYEE COSTS

     1996-1995                      (Decrease)
--------------------------------------------------------------------------------
     Nine Months             $(16,252)        (5.3)%
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

     The decrease in employee costs was attributable to savings associated with lower work force levels in 1996. The effect of employees transferred from the Company to NSI in December 1995 also contributed to the decrease in employee costs. These cost reductions were partially offset by annual salary and wage increases, as well as increased overtime pay for repair and maintenance activity, principally as a result of higher business volumes.


DEPRECIATION AND AMORTIZATION

     1996-1995                       Increase
--------------------------------------------------------------------------------
     Nine Months             $  8,677          2.8%
--------------------------------------------------------------------------------

     Depreciation and amortization increased principally due to growth in depreciable telephone plant. The composite depreciation rate at September 30, 1996 was 8.0%, which was unchanged from the same period in 1995.


OTHER OPERATING EXPENSES

     1996-1995                       Increase
--------------------------------------------------------------------------------
     Nine Months             $ 69,866         14.0%
--------------------------------------------------------------------------------

     Other operating expenses consist primarily of contract services including centralized services expenses allocated from NSI, rent, network software costs, operating taxes other than income, provision for uncollectible accounts receivable and other costs.

     The increase in other operating expenses was largely attributable to higher centralized services expenses allocated from NSI. This increase was due, in part, to higher employee costs incurred in that organization as a result of annual salary and wage increases, as well as the transfer of employees from certain network operations subsidiaries to NSI in December 1995. Additional operating costs incurred to enhance billing and operating systems and market value-added services also contributed to the increase in centralized services expenses in 1996.

                        Bell Atlantic - Maryland, Inc.

OTHER INCOME (EXPENSE), NET

     1996-1995                       Increase
--------------------------------------------------------------------------------
     Nine Months                      $2,779
--------------------------------------------------------------------------------

     The change in other income (expense), net was mainly attributable to a gain on the disposition of certain property in September of 1996.


INTEREST EXPENSE

     1996-1995                      (Decrease)
--------------------------------------------------------------------------------
     Nine Months              $ (535)         (1.1)%
--------------------------------------------------------------------------------

     Interest expense decreased due to lower levels of average short-term debt in 1996 and the effect of additional expense in 1995 related to the settlement of federal income tax matters associated with prior years and for capitalized leases. These decreases were substantially offset by a reduction in capitalized interest costs.


PROVISION FOR INCOME TAXES

     1996-1995                       Increase
--------------------------------------------------------------------------------
     Nine Months              $7,183           5.7%
--------------------------------------------------------------------------------


EFFECTIVE INCOME TAX RATES

     For the Nine Months Ended September 30
--------------------------------------------------------------------------------
     1996                      35.6%
--------------------------------------------------------------------------------
     1995                      36.1%
--------------------------------------------------------------------------------

     The Company's effective income tax rate was lower as a result of adjustments to tax liabilities recorded in 1996.


FACTORS THAT MAY IMPACT FUTURE RESULTS
--------------------------------------

Federal Legislation

     The Telecommunications Act of 1996 (the Act) became law on February 8, 1996 and takes the place of the Modification of Final Judgment (MFJ). In general, the Act includes provisions that open the local exchange market to competition and permit Bell Atlantic to provide interLATA services (long distance) and to engage in manufacturing. However, the ability of Bell Atlantic to engage in businesses previously prohibited by the MFJ is largely dependent on satisfying certain conditions contained in the Act. The following is a brief discussion regarding certain provisions of the Act.

     With regard to the rules governing competition in the long distance market, the Act takes a two-fold approach. Effective February 8, 1996, Bell Atlantic's operating telephone subsidiaries, such as the Company, and affiliates were permitted to offer long distance services outside of the geographic region in which they currently operate as a local exchange carrier. On July 31, 1996, a subsidiary of Bell Atlantic began marketing such services in three states outside its region and plans to offer such services in several other states. In addition, Bell Atlantic's wireless businesses are now permitted to offer long distance services without having to comply with the conditions imposed in waivers granted under the MFJ.

     Within Bell Atlantic's geographic region, each of the operating telephone subsidiaries, including the Company, must demonstrate to the FCC that it has satisfied certain requirements in order for Bell Atlantic to offer new long distance services. Among the requirements with which the Company must comply is a 14-point "competitive checklist" which will enable competitors to offer competitive local service, either through resale, through the purchase of unbundled network elements, or

                        Bell Atlantic - Maryland, Inc.

through their own networks. The Company must also demonstrate to the FCC that its entry into the long distance market would be in the public interest.

     The Act also imposes specific requirements that are intended to promote competition in the local exchange markets. These requirements (collectively known as interconnection requirements) include the duty to: (i) provide interconnection to any other carrier for the transmission and routing of telephone exchange service at any technically feasible point; (ii) provide unbundled access to network elements at any technically feasible point; (iii) provide retail services at wholesale prices for resale; (iv) establish reciprocal compensation arrangements for the origination and termination of telecommunications; and (v) provide physical collocation. The specific terms under which the carriers interconnect are to be negotiated with those carriers, or determined through state arbitrations when negotiations fail.

     On August 1, 1996, the FCC adopted an order establishing rules for implementation of the interconnection requirements set forth in the Act. The FCC's order establishes rules to govern interconnection agreements that are reached through state arbitrations, when negotiations fail. The FCC stated that it plans to issue regulations regarding universal service obligations and access charges in subsequent orders.

     Bell Atlantic and others appealed the interconnection order to the U.S. Court of Appeals. That case is currently pending. On October 14, 1996, the Court issued a partial stay of the FCC's interconnection order. The Court's order stays the effectiveness of the uniform national pricing rules adopted by the FCC. The order also stays the FCC rule that permitted competitors to "pick and choose" isolated terms out of negotiated interconnection agreements. Private negotiations and state arbitrations will continue while the stay is in effect, pending the Court's final determinations of the issues raised by the pending petitions for review.

     No definitive prediction can be made as to the specific impact of the Act on the business or financial condition of the Company. The financial impact on the Company will depend on several factors, including the timing, extent and success of competition in the Company's markets, as well as the timing, extent and success of the Company's pursuit of new business opportunities resulting from the Act, the provisions of the FCC's regulations that survive judicial review, and the outcome of state interconnection proceedings.

Competition

     IntraLATA Toll Services

     IntraLATA toll services are calls that both originate and terminate within the same LATA (Local Access and Transport Area), but cover a greater distance than a local call. These revenues are generally regulated by the Public Service Commission of Maryland (PSC) rather than federal authorities. Competition to offer intrastate intraLATA toll services is currently permitted in the Company's jurisdiction.

     Currently, intraLATA toll calls are completed by the Company unless the customer dials an access code. This dialing method would be changed by "presubscription". Presubscription would enable customers to make intraLATA toll calls using another carrier without having to dial the access code.

     The recent telecommunications legislation addressed the issue of presubscription by prohibiting a state from requiring presubscription or "dialing parity" until the earlier of such time as an operating telephone company in the state is authorized to provide long distance services within the state or three years from the effective date of the Act. This prohibition does not apply to a final order requiring presubscription that was issued on or prior to December 19, 1995.

     Local Exchange Services

     Local exchange services have historically been subject to regulation by the PSC. Since 1994, applications from competitors to provide and resell local exchange services have been approved by the PSC. Additional applications from competitors are currently pending.

     The Act is expected to significantly increase the level of competition in the Company's local exchange market.

                        Bell Atlantic - Maryland, Inc.

FCC Interim Price Cap Plan

     The FCC regulates the rates that the Company can charge IXCs and end-user subscribers for interstate access services. Each year, new access rates are required to be filed with the FCC under the rules of their Interim Price Cap Plan. In June of 1996, Bell Atlantic filed its Annual Access Tariff plan with the FCC, which contained new access services rates for the period from July 1996 through June 1997. The rates included in the filing resulted in price increases for the Company totaling approximately $3,200,000 on an annual basis. The new rates became effective on July 20, 1996.

     The FCC is expected to adopt a revised price cap plan effective with the 1997 Annual Access Tariff Filing.

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

     Proposed Bell Atlantic - NYNEX Merger

     Bell Atlantic and NYNEX Corporation have announced a proposed merger of equals under a definitive merger agreement entered into on April 21, 1996, and amended on July 2, 1996. Under the terms of the amended agreement, a newly-formed subsidiary will merge with NYNEX, with NYNEX becoming a subsidiary of Bell Atlantic. As a result of the merger, NYNEX stockholders will receive 0.768 of a share of Bell Atlantic common stock for each share of NYNEX common stock that they own. Bell Atlantic stockholders will continue to own their existing shares after the merger.

     The merger is expected to qualify as a "pooling of interests," which means for accounting and financial reporting purposes, the companies will be treated as if they had always been combined. The completion of the merger is subject to a number of conditions, including regulatory approvals, receipt of opinions that the merger will be tax free, and the approval of the shareholders of both Bell Atlantic and NYNEX. The companies expect to close the merger in the first quarter of 1997.

     As a result of the merger, Bell Atlantic expects to record a one-time charge for employee severance costs in the quarter in which the merger is completed. Such pretax charge is currently estimated to be in the range of $200 million to $300 million. The

                        Bell Atlantic - Maryland, Inc.

amount of the charge will vary depending on a number of factors including: (i) the number of employees that will be terminated under severance arrangements,
(ii) the timing of employee terminations, and (iii) changes, if any, to severance plan provisions. The Company expects to incur a portion of the charge for these costs.

     During the remainder of 1997, 1998 and 1999, Bell Atlantic expects to incur an additional $300 million to $400 million of merger-related transition costs, a portion of which may be borne by the Company.


FINANCIAL CONDITION
-------------------

     The Company uses the net cash generated from operations and external financing to fund capital expenditures for network expansion and modernization, and pay dividends. While current liabilities exceeded current assets at both September 30, 1996 and December 31, 1995, the Company's sources of funds, primarily from operations and to the extent necessary, from readily available financing arrangements with an affiliate, are sufficient to meet ongoing operating requirements. Management expects that presently foreseeable capital requirements will continue to be financed primarily through internally generated funds. Additional long-term debt may be needed to fund development activities and to maintain the Company's capital structure within management's guidelines.

     As of September 30, 1996, the Company had $248,200,000 of an unused line of credit with an affiliate, Bell Atlantic Network Funding Corporation. In addition, the Company had $50,000,000 remaining under a shelf registration statement filed with the Securities and Exchange Commission for the issuance of unsecured debt securities.

     The Company's debt ratio was 50.0% at September 30, 1996, compared to 52.5% at December 31, 1995.

     On November 1, 1996, the Company declared and paid a dividend in the amount of $93,100,000 to Bell Atlantic Corporation.

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


Item 6.  Exhibits and Reports on Form 8-K


         (a)  Exhibits:

              Exhibit Number

              27 Financial Data Schedule.


         (b) Report on Form 8-K filed during the quarter ended September 30, 1996:

              A Current Report on Form 8-K, dated July 2, 1996, was filed regarding the Amended and Restated Agreement and Plan of Merger, dated as of April 21, 1996, as amended and restated on July 2, 1996, by and between Bell Atlantic Corporation and NYNEX Corporation.

                        Bell Atlantic - Maryland, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           BELL ATLANTIC - MARYLAND, INC.



Date:  November 7, 1996                    By  /s/ William M. English
                                              ----------------------------------
                                                   William M. English
                                                   Controller



     UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF NOVEMBER 4, 1996.