Form 10-Q
period 1997-06-30
BELL ATLANTIC MARYLAND INC
filed 1997-08-08
CIK 19722

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                             ---------------------

                                   FORM 10-Q

                             ---------------------


    (Mark one)

         [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1997

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
                            (Dollars in Thousands)


                                                           Three months ended           Six months ended
                                                                June 30,                    June 30,
                                                          ---------------------    ------------------------
                                                            1997        1996           1997          1996
                                                          ---------  ----------    ----------    ----------
OPERATING REVENUES (including $9,044, $6,085,
     $17,957 and $11,818 from affiliates)..........        $511,872   $501,242     $1,018,343    $1,011,657
                                                           --------   --------     ----------    ----------

OPERATING EXPENSES
     Employee costs, including benefits and taxes..          87,898     94,523        172,516       190,979
     Depreciation and amortization.................         108,346    106,364        214,509       212,487
     Other (including $122,710, $123,349, $244,143,
          and $247,980 to affiliates)..............         196,117    184,560        377,708       366,128
                                                           --------   --------     ----------    ----------
                                                            392,361    385,447        764,733       769,594
                                                           --------   --------     ----------    ----------

OPERATING INCOME...................................         119,511    115,795        253,610       242,063

OTHER INCOME AND EXPENSE, NET (including $43, $170,
     $48 and $319 from affiliate)..................             234       (753)        (1,089)       (1,645)

INTEREST EXPENSE
     (including $831, $309, $1,521 and $673 to
          affiliate)...............................          16,602     15,663         33,139        31,675
                                                           --------   --------     ----------    ----------

Income Before Provision for Income Taxes and
     Cumulative Effect of Change in Accounting
          Principle................................         103,143     99,379        219,382       208,743

PROVISION FOR INCOME TAXES.........................          43,942     34,103         86,059        73,290
                                                           --------   --------     ----------    ----------

Income Before Cumulative Effect of Change
     in Accounting Principle.......................          59,201     65,276        133,323       135,453

CUMULATIVE EFFECT OF CHANGE IN
     ACCOUNTING PRINCIPLE
     Directory Publishing, Net of Tax..............             ---        ---            ---        28,565
                                                           --------   --------     ----------    ----------

NET INCOME.........................................        $ 59,201   $ 65,276     $  133,323    $  164,018
                                                           ========   ========     ==========    ==========


REINVESTED EARNINGS
     At beginning of period........................        $110,109   $176,786     $  133,260    $  130,732
     Add:  net income..............................          59,201     65,276        133,323       164,018
                                                           --------   --------     ----------    ----------
                                                            169,310    242,062        266,583       294,750
     Deduct:  dividend.............................          93,700    100,447        185,053       152,967
              other changes........................             261         20          6,181           188
                                                           --------   --------     ----------    ----------
     At end of period..............................        $ 75,349   $141,595     $   75,349    $  141,595
                                                           ========   ========     ==========    ==========


                      See Notes to Financial Statements.

                        Bell Atlantic - Maryland, Inc.

                                BALANCE SHEETS
                                  (Unaudited)
                            (Dollars in Thousands)


                                    ASSETS
                                    ------

                                                    June 30,   December 31,
                                                      1997         1996
                                                   ----------  ------------

CURRENT ASSETS
Short-term investments...........................  $   24,931    $   35,102
Accounts receivable:
     Trade and other, net of allowances for
          uncollectibles of $32,528 and $38,039..     409,799       470,684
     Affiliates..................................      37,655        42,305
Material and supplies............................       8,897         7,422
Prepaid expenses.................................      35,257        71,787
Deferred income taxes............................         212           ---
                                                   ----------    ----------
                                                      516,751       627,300
                                                   ----------    ----------

PLANT, PROPERTY AND EQUIPMENT....................   5,753,089     5,576,923
Less accumulated depreciation....................   3,138,688     2,978,841
                                                   ----------    ----------
                                                    2,614,401     2,598,082
                                                   ----------    ----------

OTHER ASSETS.....................................      29,778        29,036
                                                   ----------    ----------

TOTAL ASSETS.....................................  $3,160,930    $3,254,418
                                                   ==========    ==========


                      See Notes to Financial Statements.

                        Bell Atlantic - Maryland, Inc.

                                BALANCE SHEETS
                                  (Unaudited)
                            (Dollars in Thousands)


                    LIABILITIES AND SHAREOWNER'S INVESTMENT
                    ---------------------------------------

                                                        June 30,    December 31,
                                                          1997          1996
                                                      ------------  ------------

CURRENT LIABILITIES
Debt maturing within one year:
     Note payable to affiliate......................    $   79,270    $   75,255
     Other..........................................         8,105         7,806
Accounts payable and accrued liabilities:
     Affiliates.....................................       194,070       222,888
     Other..........................................       281,397       291,362
Other liabilities...................................        57,782        60,051
                                                        ----------    ----------
                                                           620,624       657,362
                                                        ----------    ----------

LONG-TERM DEBT......................................       959,210       962,969
                                                        ----------    ----------

EMPLOYEE BENEFIT OBLIGATIONS........................       447,482       459,202
                                                        ----------    ----------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes...............................       112,073       104,080
Unamortized investment tax credits..................        15,692        17,244
Other...............................................       105,080        94,881
                                                        ----------    ----------
                                                           232,845       216,205
                                                        ----------    ----------
SHAREOWNER'S INVESTMENT
Common stock - one share, without par value,
 owned by parent....................................       825,420       825,420
Reinvested earnings.................................        75,349       133,260
                                                        ----------    ----------
                                                           900,769       958,680
                                                        ----------    ----------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT.......    $3,160,930    $3,254,418
                                                        ==========    ==========


                      See Notes to Financial Statements.

                        Bell Atlantic - Maryland, Inc.

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (Dollars in Thousands)

                                                        Six months ended
                                                            June 30,
                                                     ---------------------
                                                       1997         1996
                                                     ---------   ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES.......     $ 410,271   $ 374,978
                                                     ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments............        10,171     (10,846)
Additions to plant, property and equipment......      (238,205)   (168,906)
Other, net......................................         4,857      30,340
                                                      --------    --------
Net cash used in investing activities...........      (223,177)   (149,412)
                                                      --------    --------


CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments of borrowings and capital
     lease obligations..........................        (3,717)     (3,485)
Net change in note payable to affiliate.........         4,015     (66,052)
Dividends paid..................................      (185,053)   (152,967)
Net change in outstanding checks drawn
     on controlled disbursement accounts........        (2,339)     (3,062)
                                                      --------    --------
Net cash used in financing activities...........      (187,094)   (225,566)
                                                      --------    --------

NET CHANGE IN CASH..............................           ---         ---


CASH, BEGINNING OF PERIOD.......................           ---         ---
                                                      --------    --------


CASH, END OF PERIOD.............................      $    ---    $    ---
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

2.   Dividend

     On August 1, 1997, the Company declared and paid a dividend in the amount of $93,700,000 to Bell Atlantic Corporation (Bell Atlantic).

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

     Revenues and direct expenses related to the Company's directory publishing activities transferred were approximately $33,500,000 and $25,200,000, respectively, for the six month period ended June 30, 1996. The Company does not separately identify indirect expenses attributable to the directory publishing activities, including expenses related to billing and data management and processing services, legal, external affairs, depreciation, interest expense and any corresponding tax expense.

4.   Change in State Income Tax Law

     On May 22, 1997, the State of Maryland enacted a law which changes the determination of taxable income for telecommunications companies. The new law is effective January 1, 1998. Under current income tax law, operating gross receipts (and allocable expenses) are not subject to the Maryland income tax. The new law eliminates this deduction and replaces it with a tax credit for real property taxes. This change effectively increased the state income tax rate for the Company from 2.4% to 7%. The Company anticipates that its future annual income tax liability will be approximately equal to its current income tax liability and therefore, the impact of the new law will not be material to ongoing results of operations. As required under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the effect of this tax law change on deferred tax assets/liabilities must be included in income from continuing operations for the period that includes the enactment date. This one-time adjustment of deferred taxes generated an estimated $8,300,000 state income tax expense (net of federal income tax benefit), which is reflected in the income tax provision for the period ended June 30, 1997.

5.   Proposed Bell Atlantic - NYNEX Merger

     Bell Atlantic and NYNEX Corporation announced a proposed merger of equals under a definitive merger agreement entered into on April 21, 1996 and amended on July 2, 1996. At special meetings held in November 1996, stockholders of both companies approved the merger. The completion of the merger is subject to the Federal Communications Commission's approval, which is expected to be received shortly.

                        Bell Atlantic - Maryland, Inc.

Item 2. Management's Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction H(2).)

     This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements.

RESULTS OF OPERATIONS
---------------------

     The Company reported net income of $133,323,000 for the six month period ended June 30, 1997, compared to net income of $164,018,000 for the same period in 1996.

Transfer of Directory Publishing Activities
--------------------------------------------------------------------------------

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

     Revenues and direct expenses related to the Company's directory publishing activities transferred were approximately $33,500,000 and $25,200,000, respectively, for the six month period ended June 30, 1996. The Company does not separately identify indirect expenses attributable to the directory publishing activities, including expenses related to billing and data management and processing services, legal, external affairs, depreciation, interest expense and any corresponding tax expense.

     Effective January 1, 1997, revenues from directory publishing activities transferred are no longer earned, and the related expenses are no longer incurred, by the Company. Certain other revenues, primarily fees for non-publication of telephone numbers and multiple white page listings continue to be earned by the Company. Additionally, contracts between the Company and another affiliate of Bell Atlantic for billing and collection services related to the directory activities, use of directory listings, and rental charges have created new revenue sources for the Company.

Cumulative Effect of Change in Accounting - Directory Publishing
--------------------------------------------------------------------------------

     The Company changed its method of accounting for directory publishing revenues and expenses, effective January 1, 1996. The Company adopted the point-of-publication method, which requires directory revenues and expenses to be recognized upon publication rather than over the lives of the directories. The Company recorded an after-tax increase in income of $28,565,000 in the first quarter of 1996, representing the cumulative effect of this accounting change. Results of operations for the first three quarters of 1996 were restated to reflect the impact of this change.

--------------------------------------------------------------------------------

     Certain other items affecting the comparison of the Company's results of operations for the six month periods ended June 30, 1997 and 1996 are discussed in the following sections. This Management's Discussion and Analysis should also be read in conjunction with the Company's 1996 Annual Report on Form 10-K.

                        Bell Atlantic - Maryland, Inc.


OPERATING REVENUES
------------------
(Dollars in Thousands)

Six Month Period Ended June 30                              1997            1996
--------------------------------------------------------------------------------

Transport services
    Local service..........................           $  497,683      $  483,681
    Network access.........................              277,602         280,395
    Toll service...........................               48,109          50,408
Ancillary services
    Directory publishing...................                6,771          39,165
    Other..................................               48,620          41,773
Value-added services.......................              139,558         116,235
                                                      ----------      ----------
Total......................................           $1,018,343      $1,011,657
                                                      ==========      ==========


TRANSPORT SERVICES OPERATING STATISTICS
---------------------------------------
                                                                      Percentage
                                               1997         1996       Increase
--------------------------------------------------------------------------------

At June 30
----------
  Access Lines in Service (in thousands)*
     Residence.............................   2,225        2,140            4.0%
     Business..............................   1,203        1,152            4.4
     Public................................      40           40            ---
                                             ------       ------
                                              3,468        3,332            4.1
                                             ======       ======

Six Month Period Ended June 30
------------------------------
  Access Minutes of Use (in millions)
     Interstate............................   5,518        5,210            5.9
     Intrastate............................   1,656        1,609            2.9
                                             ------       ------
                                              7,174        6,819            5.2
                                             ======       ======

  Toll Messages (in thousands)
     Intrastate............................  66,164       62,786            5.4
     Interstate............................  11,928       11,442            4.2
                                             ------       ------
                                             78,092       74,228            5.2
                                             ======       ======

* 1996 reflects a restatement of access lines in service


LOCAL SERVICE REVENUES

     1997-1996                         Increase
--------------------------------------------------------------------------------
     Six Months              $14,002             2.9%
--------------------------------------------------------------------------------

     Local service revenues are earned by the Company from the provision of local exchange, local private line and public telephone (pay phone) services.

     Higher usage of the Company's network facilities was the primary reason for the increase in local service revenues in the first six months of 1997. This growth was generated by an increase in access lines in service of 4.1% from June 30, 1996. This access line growth primarily reflects higher demand for Centrex services and an increase in second residential lines. Higher revenues from private line and switched data services also contributed to the revenue growth in 1997.

     For a discussion of the Telecommunications Act of 1996, which will open the local exchange market to competition, see "Factors That May Impact Future Results" beginning on page 12.

                        Bell Atlantic - Maryland, Inc.

NETWORK ACCESS REVENUES

     1997-1996                         (Decrease)
--------------------------------------------------------------------------------
     Six Months              $(2,793)            (1.0)%
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

     Network access revenues decreased principally due to the effect of a price cap plan approved by the Public Service Commission of Maryland (PSC) in November 1996. The PSC ordered the Company to reduce access rates by $32,100,000 annually. The decrease in network access revenues was substantially offset by higher customer demand as reflected by growth in access minutes of use of 5.2% from June 30, 1996. Volume growth was boosted by the expansion of the business market, particularly for high capacity services. Reported growth in access minutes of use and revenues was negatively affected by increased calling volumes during the first quarter of 1996 caused by severe winter storms.

     Effective July 1, 1997, the Company implemented price decreases of approximately $35,300,000 on an annual basis for interstate services, in connection with the Federal Communications Commission's (FCC) price cap plan.
It is expected that these price decreases will be partially offset by volume increases. However, the PSC's price cap plan is expected to continue to negatively impact network access revenues in 1997. For a further discussion of FCC rulemakings concerning price caps, access charges and universal service, see "Factors That May Impact Future Results - Recent Developments - FCC Orders" beginning on page 12.


TOLL SERVICE REVENUES

     1997-1996                         (Decrease)
--------------------------------------------------------------------------------
     Six Months              $(2,299)            (4.6)%
--------------------------------------------------------------------------------

     Toll service revenues are earned primarily from calls made outside a customer's local calling area, but within the same service area of the Company, referred to as a Local Access and Transport Area (LATA). Other toll services include 800 services and Wide Area Telephone Service (WATS).

     The decrease in toll service revenues in the first six months of 1997 was principally caused by company-initiated price reductions and discount offerings on certain toll services implemented through revenue neutral rate change filings in 1996 in response to competition. The impact of increased competition for WATS and private line services also contributed to the reduction in toll service revenues in 1997. Higher network usage, as reflected by growth in toll message volumes of 5.2% in 1997, partially offset these decreases. Toll message volume growth in 1997 was negatively affected by storm-driven usage in the first quarter of 1996.

     The Company believes that competition for toll services will continue to impact future revenue trends. See "Factors That May Impact Future Results - Competition - IntraLATA Toll Services" on page 14 for a further discussion of toll service revenue issues.

                        Bell Atlantic - Maryland, Inc.

DIRECTORY PUBLISHING REVENUES

     1997-1996                         (Decrease)
--------------------------------------------------------------------------------
     Six Months              $(32,394)           (82.7)%
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

     The decrease in directory publishing revenues in the first six months of 1997 was principally due to the transfer of directory publishing activities.


OTHER ANCILLARY SERVICES REVENUES

     1997-1996                         Increase
--------------------------------------------------------------------------------
     Six Months              $6,847              16.4%
--------------------------------------------------------------------------------

     The Company provides other ancillary services which include billing and collection services for long distance carriers, facilities rental services for affiliates and non-affiliates, and sales of materials and supplies to affiliates.

     Higher other ancillary services revenues in the first six months of 1997 were due to increased facilities rental revenues from affiliates and increased revenues from customer late payment charges. The Company began assessing residential late payment charges in February 1996 pursuant to a revenue neutral rate change filing.


VALUE-ADDED SERVICES REVENUES

     1997-1996                         Increase
--------------------------------------------------------------------------------
     Six Months              $23,323             20.1%
--------------------------------------------------------------------------------

     Value-added services are a family of services which expand the utilization of the network. These services include products such as voice messaging services, Caller ID, Call Waiting, and Return Call, as well as more mature products and customer premises wiring and maintenance services.

     Revenue growth from value-added services is principally the result of increased marketing and promotional efforts which have stimulated customer demand and usage. Demand for these services also has been fueled by the introduction of new and enhanced optional features. Value-added services revenues were also higher in the first six months of 1997 as a result of an increase in federal government contract billing for customer premises services.

                        Bell Atlantic - Maryland, Inc.


OPERATING EXPENSES
------------------
(Dollars in Thousands)

Six Month Period Ended June 30                                  1997      1996
--------------------------------------------------------------------------------
Employee costs, including benefits and taxes.......           $172,516  $190,979
Depreciation and amortization......................            214,509   212,487
Other operating expenses...........................            377,708   366,128
                                                              --------  --------
Total..............................................           $764,733  $769,594
                                                              ========  ========

EMPLOYEE COSTS

     1997-1996                         (Decrease)
--------------------------------------------------------------------------------
     Six Months              $(18,463)           (9.7)%
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

     The decrease in employee costs was primarily due to lower benefit costs. The reduction in benefit costs was caused by a number of factors, including an increase in the discount rate used to develop pension and postretirement benefit costs, favorable pension plan asset returns and lower than expected medical claims. The Company expects the lower level of benefit costs to continue through the third quarter of 1997. A decline in the level of employee costs incurred for repair and maintenance activity also contributed to the expense reduction in 1997. This decline was partially due to the impact of the severe weather experienced in the first quarter of 1996 which caused a higher level of costs to be expensed during that period. These cost reductions were partially offset by annual salary and wage increases and by higher overtime pay and the effect of increased work force levels principally as a result of higher business volumes.


DEPRECIATION AND AMORTIZATION

     1997-1996                         Increase
--------------------------------------------------------------------------------
     Six Months              $2,022              1.0%
--------------------------------------------------------------------------------

     The Company uses the composite group remaining life method to depreciate plant assets. Under this method, the Company periodically revises depreciation rates based on a number of factors. The composite depreciation rate was 7.7% for the six month period ended June 30, 1997 compared to 8.1% for the same period in 1996.

     Depreciation and amortization increased in the first six months of 1997 principally due to growth in depreciable telephone plant. This increase was almost entirely offset by the effect of lower rates of depreciation and amortization.

OTHER OPERATING EXPENSES

     1997-1996                         Increase
--------------------------------------------------------------------------------
     Six Months              $11,580             3.2%
--------------------------------------------------------------------------------

     Other operating expenses consist of contract services including centralized services expenses allocated from NSI, rent, network software costs, operating taxes other than income, the provision for uncollectible accounts receivable, and other costs.

     As a result of the transfer of directory publishing activities, certain direct and allocated expenses related to the activities transferred are no longer incurred by the Company.

                        Bell Atlantic - Maryland, Inc.

     The increase in other operating expenses was largely attributable to higher costs for materials, rent, contract services and taxes other than income. These increases were substantially offset by the transfer of directory publishing activities and lower centralized services expenses allocated from NSI. The decline in centralized services expenses was primarily due to lower benefit costs and lower software and systems costs, partially offset by higher rent expense and higher marketing and advertising costs.


OTHER INCOME AND EXPENSE, NET

     1997-1996                         Increase
--------------------------------------------------------------------------------
     Six Months                          $556
--------------------------------------------------------------------------------

     The change in other income and expense, net, was attributable to additional interest income primarily resulting from the purchase of short-term investments in December 1996 to prefund a trust for the payment of certain employee benefits.


INTEREST EXPENSE

     1997-1996                         Increase
--------------------------------------------------------------------------------
     Six Months              $1,464              4.6%
--------------------------------------------------------------------------------

     Interest expense increased principally due to a reduction in capitalized interest costs resulting from lower levels of telephone plant under construction and additional expense resulting from higher levels of average short-term debt.


EFFECTIVE INCOME TAX RATES

     Six Months Ended June 30
--------------------------------------------------------------------------------
     1997                                39.2%
--------------------------------------------------------------------------------
     1996                                35.1%
--------------------------------------------------------------------------------

     The effective income tax rate is the provision for income taxes as a percentage of income before provision for income taxes and cumulative effect of change in accounting principle. The Company's effective income tax rate was higher in the first six months of 1997 principally as a result of a change in the Maryland state income tax law as it applies to certain telecommunications companies.

     On May 22, 1997, the State of Maryland enacted a law which changes the determination of taxable income for telecommunications companies. The new law is effective January 1, 1998. Under current income tax law, operating gross receipts (and allocable expenses) are not subject to the Maryland income tax. The new law eliminates this deduction and replaces it with a tax credit for real property taxes. This change effectively increased the state income tax rate for the Company from 2.4% to 7%. The Company anticipates that its future annual income tax liability will be approximately equal to its current income tax liability and therefore, the impact of the new law will not be material to ongoing results of operations. As required under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the effect of this tax law change on deferred tax assets/liabilities must be included in income from continuing operations for the period that includes the enactment date. This one-time adjustment of deferred taxes generated an estimated $8,300,000 state income tax expense (net of federal income tax benefit), which is reflected in the income tax provision for the period ended June 30, 1997.

FINANCIAL CONDITION
-------------------

     The Company uses the net cash generated from operations and from external financing to fund capital expenditures for network expansion and modernization, and pay dividends. While current liabilities exceeded current assets at both June 30, 1997 and December 31, 1996, the Company's sources of funds, primarily from operations and, to the extent necessary, from readily available financing arrangements with an affiliate, are sufficient to meet ongoing operating requirements. Management expects that presently foreseeable capital requirements will continue to be financed primarily through internally generated funds. Additional debt may be needed to fund development activities or to maintain the Company's capital structure to ensure financial flexibility.

                        Bell Atlantic - Maryland, Inc.

     As of June 30, 1997, the Company had $168,930,000 of an unused line of credit with an affiliate, Bell Atlantic Network Funding Corporation. In addition, the Company had $50,000,000 remaining under a shelf registration statement filed with the Securities and Exchange Commission for the issuance of unsecured debt securities.

     The Company's debt ratio was 53.7% as of June 30, 1997, compared to 50.5% as of June 30, 1996 and 52.2% as of December 31, 1996.

     On August 1, 1997, the Company declared and paid a dividend in the amount of $93,700,000 to Bell Atlantic.

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

     A U.S. Court of Appeals recently found that the FCC unlawfully attempted to preempt state authority in implementing key provisions of the Act. It also found that several particularly objectionable provisions of the FCC's rules were inconsistent with the statutory requirements. In particular, it affirmed that states have exclusive jurisdiction over the pricing of interconnection elements and that the FCC could not lawfully allow competitors to "pick and choose" isolated terms out of negotiated interconnection agreements. This decision should not delay the advent of local competition, since, under the previous stay of the FCC's rules, a number of interconnection agreements have been concluded and a PSC decision is pending regarding the adoption of pricing and other standards for local interconnection.

     Pursuant to the Act, the Company filed its "Statement of Generally Available Terms and Conditions for Interconnection, Unbundled Network Elements, Ancillary Services and Resale of Telecommunications Services" with the PSC. The Company expects a decision on this filing before the end of the year.

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

     Recent Developments - FCC Orders

     On May 7, 1997, the FCC adopted orders to reform the interstate access charge system, to modify its price cap system and to implement the "universal service" requirements of the Act. While there are additional decisions pending on Universal Service and Access Reform, based on the decisions to date the Company does not believe that these proceedings will result in a material adverse impact on its results of operations or financial condition.

                        Bell Atlantic - Maryland, Inc.

     Access Charges

     Access charges are the rates long distance carriers pay for use and availability of the Company's facilities for the origination and termination of interstate interLATA service. On May 7, 1997, the FCC adopted changes to the tariff structures it has prescribed for such charges in order to permit the Company to recover its costs through rates which reflect the manner in which those costs are incurred. As of January 1, 1998, the FCC will require, in general, that interstate costs of the Company which do not vary based on usage be recovered from long distance carriers through flat rate charges, and those interstate costs that do vary based on usage be recovered from long distance carriers through usage-based rates. In addition, the FCC will require establishment of separate usage-based charges for originating and for terminating interstate interLATA traffic.

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

     Price Caps

     The FCC also adopted modifications to its price cap rules that affect access rate levels. Under the FCC's price cap rules, the Company's price cap index is adjusted annually by an inflation index (GDP-PI) less a fixed percentage intended to reflect increases in productivity (Productivity Factor). In the prior year, the Company's Productivity Factor was 5.3%. Effective July 1, 1997, the FCC created a single Productivity Factor for all price cap companies of 6.5%, and eliminated requirements to share a portion of future interstate earnings. The FCC required that rates be set as if the higher Productivity Factor had been in effect since July 1996. Any local exchange company that earns a rate of return on its interstate services of less than 10.25% in any calendar year will be permitted to increase its interstate rates in the following year. The FCC also ordered elimination of recovery for amortized costs associated with reconfiguration of the Company's network to provide equal access to facilities for all long distance carriers.

     On June 30, 1997, Bell Atlantic made its Annual Access Tariff Filing of Interstate Rates, which became effective on July 1, 1997. The rates included in the filing resulted in annual price decreases for the Company totaling approximately $35,300,000, of which $8,500,000 is a result of one-time adjustments which will only be in effect until July 1998.

     The FCC is expected to adopt an order later this year to address the conditions under which the FCC would relax or remove existing access rate structure requirements and price cap restrictions as increased local market competition develops. The Company is unable to predict the results of this further proceeding.

     Universal Service

     The FCC also adopted rules designed to preserve "universal service" by ensuring that a basket of designated services are widely available and affordable to all customers, including low-income customers and customers in areas that are expensive to serve. The FCC's universal service support will approximate $1.5 billion for high cost areas pending completion of further FCC proceedings. By the third quarter of 1998, the FCC, in conjunction with the Federal-State Joint Board on Universal Service, will determine the methodology for determining high cost areas for non-rural carriers, the proper amount of federal universal service support for high cost areas, and how to assess the appropriate level of federal financial support required to continue to ensure affordable local telephone service. Any new high cost universal service support mechanism will become effective January 1, 1999.

     The FCC also adopted rules to implement the Act's requirements to provide discounted telecommunications services to schools and libraries, beginning January 1, 1998, and to ensure that not-for-profit rural health care providers have access to such services at rates comparable to those charged their urban counterparts.

                        Bell Atlantic - Maryland, Inc.

     All telecommunications carriers will be required to contribute funding for these universal service programs. The federal universal service funding needs as of January 1, 1998 will require the Company to contribute approximately 1% to 2% of its revenues for high cost and low income subsidies. The Company will also be contributing about 5% for schools, libraries and not-for-profit health care. The Company will, however, be afforded the opportunity to recover its universal service contributions through higher interstate charges to long distance carriers and end users.

Competition

     IntraLATA Toll Services

     IntraLATA toll services are calls that originate and terminate within the same LATA, but cover a greater distance than a local call. These services are generally regulated by the PSC rather than federal authorities. The PSC permits other carriers to offer intrastate intraLATA toll services in the Company's jurisdiction.

     Currently, intraLATA toll calls are completed by the Company unless the customer dials a code to access a competing carrier. This dialing method would be changed by "presubscription," which would enable customers to make these toll calls using another carrier without having to dial an access code.

     The Act addressed the issue of presubscription by prohibiting a state from requiring presubscription or "dialing parity" until the earlier of such time as an operating telephone company is authorized to provide long distance services originating in the state or three years from the effective date of the Act. This prohibition does not apply to a final order requiring presubscription that was issued on or prior to December 19, 1995 or to states consisting of a single LATA.

     The Company expects to offer intraLATA presubscription coincident with Bell Atlantic's offering of long distance services within the state, as required by the Act. Bell Atlantic expects to petition the FCC for permission to enter the in-region long distance market in one or more states in its jurisdiction in 1997. Bell Atlantic is unable to predict when it will receive such permission. The adverse impact on toll service revenues is expected to be partially offset by an increase in intraLATA access revenues.

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

                        Bell Atlantic - Maryland, Inc.

OTHER MATTERS
-------------

     Proposed Bell Atlantic - NYNEX Merger

     Bell Atlantic and NYNEX Corporation (NYNEX) announced a proposed merger of equals under a definitive merger agreement entered into on April 21, 1996 and amended on July 2, 1996. At special meetings held in November 1996, stockholders of both companies approved the merger. The completion of the merger is subject to the FCC's approval, which is expected to be received shortly. In connection with the FCC's review of the proposed merger, Bell Atlantic and NYNEX submitted a list of commitments they will follow to assure competition in their local exchange markets. The Company does not expect these commitments to have a material impact on its results of operations or financial condition.

     As a result of the merger, Bell Atlantic will incur special transition and integration costs in connection with completing the transaction and integrating the operations of Bell Atlantic and NYNEX. It is anticipated that the Company will bear a portion of the transition and integration costs.

     Bell Atlantic also expects to recognize recurring expense savings following completion of the merger as a result of consolidating operating systems and other administrative functions and reducing management positions. It is anticipated that the Company will recognize a portion of these savings.

     Cautionary Statement Concerning Forward-Looking Statements

     Information contained above with respect to the expected financial impact of the proposed merger, and other statements in this Management's Discussion and Analysis regarding expected future events and financial results, are forward-looking and subject to risks and uncertainties. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

     The following important factors could affect the future results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements: (i) materially adverse changes in economic conditions in the markets served by the Company; (ii) a significant further delay in the expected closing of the merger; (iii) the final outcome of FCC rulemakings with respect to interconnection agreements, access charge reform and universal service; (iv) the timing of presubscription for toll services; (v) future state regulatory actions in the Company's operating area; and (vi) the extent, timing and success of competition from others in the local telephone and toll service markets.

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


Item 6.   Exhibits and Reports on Form 8-K


          (a)  Exhibits:

               Exhibit Number

               27 Financial Data Schedule.


          (b) There were no Current Reports on Form 8-K filed during the quarter ended June 30, 1997.

                        Bell Atlantic - Maryland, Inc.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                BELL ATLANTIC - MARYLAND, INC.



Date:  August 8, 1997           By  /s/ Edwin F. Hall
                                   ---------------------------------------------
                                        Edwin F. Hall
                                        Controller



     UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF AUGUST 5, 1997.