Form 10-Q
period 1999-09-30
BELL ATLANTIC MARYLAND INC
filed 1999-11-10
CIK 19722

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                             _____________________

                                   FORM 10-Q
                             _____________________


(Mark one)
     [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended September 30, 1999

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



                                                           Three Months Ended   Nine Months Ended
                                                              September 30,       September 30,
                                                         -----------------------------------------
                                                             1999       1998      1999      1998
--------------------------------------------------------------------------------------------------

OPERATING REVENUES (including $11.8,
 $19.0, $43.5 and $47.2 from affiliates)                     $573.2     $550.6  $1,686.3  $1,602.3
                                                         -----------------------------------------
OPERATING EXPENSES
Employee costs, including benefits and taxes                   83.3       78.5     252.5     247.9
Depreciation and amortization                                 114.7      111.8     338.3     327.5
Other (including $110.0, $134.1,
 $346.8 and $388.0 to affiliates)                             191.4      203.0     564.9     599.1
                                                         -----------------------------------------
                                                              389.4      393.3   1,155.7   1,174.5
                                                         -----------------------------------------

OPERATING INCOME                                              183.8      157.3     530.6     427.8

OTHER INCOME AND (EXPENSE), NET
 (including $0, $0, $.1 and $0 from affiliate)                  (.2)        .4        .6       3.3

INTEREST EXPENSE (including $1.8,
 $2.1, $5.3 and $5.8 to affiliate)                             17.3       17.4      53.1      51.8
                                                         -----------------------------------------

INCOME BEFORE PROVISION FOR INCOME TAXES                      166.3      140.3     478.1     379.3

PROVISION FOR INCOME TAXES                                     64.8       53.2     182.1     142.5
                                                         -----------------------------------------

NET INCOME                                                   $101.5     $ 87.1  $  296.0  $  236.8
                                                         =========================================



                  See Notes to Condensed Financial Statements.

                        Bell Atlantic - Maryland, Inc.

                            CONDENSED BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in Millions)


                                     ASSETS
                                     ------



                                                September 30,  December 31,
                                                    1999           1998
---------------------------------------------------------------------------
CURRENT ASSETS
Short-term investments                               $    ---      $   32.5
Accounts receivable:
 Trade and other, net of allowances for
    uncollectibles of $39.1 and $29.3                   418.5         422.3
 Affiliates                                              35.8          45.7
Material and supplies                                     8.6          10.0
Prepaid expenses                                         74.8          52.9
Deferred income taxes                                    12.4           ---
Other                                                     1.6           ---
                                              -----------------------------
                                                        551.7         563.4
                                              -----------------------------

PLANT, PROPERTY AND EQUIPMENT                         6,579.6       6,292.5
Less accumulated depreciation                         3,849.3       3,614.0
                                              -----------------------------
                                                      2,730.3       2,678.5
                                              -----------------------------

OTHER ASSETS                                             62.5          25.2
                                              -----------------------------

TOTAL ASSETS                                         $3,344.5      $3,267.1
                                              =============================




                  See Notes to Condensed Financial Statements.

                        Bell Atlantic - Maryland, Inc.

                            CONDENSED BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in Millions)


                    LIABILITIES AND SHAREOWNER'S INVESTMENT
                    ---------------------------------------


                                                                                 September 30,            December 31,
                                                                                      1999                    1998
-------------------------------------------------------------------------------------------------------------------------

CURRENT LIABILITIES
Debt maturing within one year:
  Note payable to affiliate                                                              $  236.3                $  178.4
  Other                                                                                       1.5                   101.4
Accounts payable and accrued liabilities:
  Affiliates                                                                                169.7                   203.5
  Other                                                                                     351.0                   295.9
Other liabilities                                                                            68.3                    68.1
                                                                              -------------------------------------------
                                                                                            826.8                   847.3
                                                                              -------------------------------------------

LONG-TERM DEBT                                                                              857.9                   858.4
                                                                              -------------------------------------------

EMPLOYEE BENEFIT OBLIGATIONS                                                                328.2                   379.8
                                                                              -------------------------------------------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes                                                                       181.1                   121.0
Unamortized investment tax credits                                                           10.9                    12.1
Other                                                                                        89.0                    85.1
                                                                              -------------------------------------------
                                                                                            281.0                   218.2
                                                                              -------------------------------------------

SHAREOWNER'S INVESTMENT
Common stock - one share, without par value, owned by parent                                735.4                   735.4
Capital surplus                                                                              31.7                    31.7
Reinvested earnings                                                                         283.9                   196.7
Accumulated other comprehensive loss                                                          (.4)                    (.4)
                                                                              -------------------------------------------
                                                                                          1,050.6                   963.4
                                                                              -------------------------------------------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT                                            $3,344.5                $3,267.1
                                                                              ===========================================



                  See Notes to Condensed Financial Statements.

                        Bell Atlantic - Maryland, Inc.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in Millions)


                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                              -----------------------------------
                                                                                  1999                   1998
-----------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                        $ 590.3               $ 484.9
                                                                              -----------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments                                                32.5                  22.8
Additions to plant, property and equipment                                        (382.5)               (423.4)
Other, net                                                                           3.5                  12.0
                                                                              -----------------------------------
Net cash used in investing activities                                             (346.5)               (388.6)
                                                                              -----------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments of borrowings and capital lease obligations                  (100.9)                 (5.1)
Net change in note payable to affiliate                                             57.9                  41.3
Dividends paid                                                                    (209.0)               (151.6)
Net change in outstanding checks drawn
   on controlled disbursement accounts                                               8.2                  19.1
                                                                              -----------------------------------
Net cash used in financing activities                                             (243.8)                (96.3)
                                                                              -----------------------------------

NET CHANGE IN CASH                                                                   ---                   ---

CASH, BEGINNING OF PERIOD                                                            ---                   ---
                                                                              -----------------------------------
CASH, END OF PERIOD                                                              $   ---               $   ---
                                                                              ===================================



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

2. Dividend

   On November 1, 1999, we declared and paid a dividend in the amount of $77.6 million to Bell Atlantic.

3. New Accounting Standards

Costs of Computer Software

   Effective January 1, 1999, we adopted Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Under SOP No. 98-1, we capitalize the cost of internal-use software which has a useful life in excess of one year. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. Also, we capitalize interest associated with the development of internal-use software. The effect of adopting SOP No. 98-1 for Bell Atlantic was an increase in net income of approximately $175 million for the nine months ended September 30, 1999.

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

                        Bell Atlantic - Maryland, Inc.


4.    Shareowner's Investment


                                                                                  Accumulated
                                                                                     Other
                                                   Common  Capital  Reinvested   Comprehensive
(Dollars in Millions)                              Stock   Surplus   Earnings         Loss
----------------------------------------------------------------------------------------------
Balance at December 31, 1998                       $735.4    $31.7     $ 196.7         $(.4)
Net income                                                               296.0
Dividends paid to Bell Atlantic                                         (209.0)
Other                                                                       .2
                                                 ---------------------------------------------
Balance at September 30, 1999                      $735.4    $31.7     $ 283.9         $(.4)
                                                 =============================================


     Net income and comprehensive income were the same for the nine months ended September 30, 1999 and 1998.

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

     Bell Atlantic and GTE are working diligently to complete the merger and are targeting completion of the merger around the end of the first quarter of 2000. However, the companies must obtain the approval of a variety of state and federal regulatory agencies and, given the inherent uncertainties of the regulatory process, the closing of the merger may be delayed.

                        Bell Atlantic - Maryland, Inc.

Item 2. Management's Discussion and Analysis of Results of Operations
             (Abbreviated pursuant to General Instruction H(2).)

   This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements.


RESULTS OF OPERATIONS
---------------------

   We reported net income of $296.0 million for the nine months ended September 30, 1999, compared to net income of $236.8 million for the same period in 1998.

   Our results for 1999 and 1998 were affected by special items. The special items in both periods include our allocated share of charges from Bell Atlantic Network Services, Inc. (NSI).

   The following table shows how special items are reflected in our condensed statements of income for each period:

                                                                          (Dollars in Millions)

Nine Months Ended September 30                                                1999        1998
-----------------------------------------------------------------------------------------------
Employee Costs
 Merger transition costs                                                     $ 1.0       $  .3

Other Operating Expenses
 Merger transition costs                                                       ---         2.1
 Allocated merger transition costs                                             4.7         3.7
                                                           -----------------------------------
                                                                             $ 5.7       $ 6.1
                                                           ===================================

Merger-related Costs

   In connection with the Bell Atlantic-NYNEX merger, which was completed in August 1997, we recorded pre-tax transition and integration costs of $5.7 million in the first nine months of 1999 and $6.1 million in the first nine months of 1998.

   Transition and integration costs consist of our proportionate share of costs associated with integrating the operations of Bell Atlantic and NYNEX, such as systems modifications costs and advertising and branding costs. Transition and integration costs are expensed as incurred.


OPERATING REVENUE STATISTICS
----------------------------

                                                                         1999               1998               % Change
-------------------------------------------------------------------------------------------------------------------------
At September 30
---------------
Access Lines in Service (in thousands)
 Residence                                                              2,428              2,337                   3.9%
 Business                                                               1,432              1,321                   8.4
 Public                                                                    41                 40                   2.5
                                                            ------------------------------------
                                                                        3,901              3,698                   5.5
                                                            ====================================
Nine Months Ended September 30
------------------------------
Access Minutes of Use (in millions)                                    12,408             11,671                   6.3
                                                            ====================================

                        Bell Atlantic - Maryland, Inc.

OPERATING REVENUES
------------------
(Dollars in Millions)

Nine Months Ended September 30                                       1999                  1998
-------------------------------------------------------------------------------------------------
Local services                                                     $  982.4              $  940.6
Network access services                                               461.1                 419.2
Long distance services                                                 65.0                  69.4
Ancillary services                                                    177.8                 173.1
                                                           --------------------------------------
Total                                                              $1,686.3              $1,602.3
                                                           ======================================


LOCAL SERVICES REVENUES

   1999 - 1998                                        Increase
--------------------------------------------------------------------------------
   Nine Months                                  $41.8          4.4%
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

   Local services revenues increased in 1999 primarily due to higher usage of our network facilities. Revenue growth was generated, in part, by an increase in access lines in service of 5.5% from September 30, 1998. Access line growth primarily reflects higher demand for Centrex services and an increase in additional residential lines.

   Local services revenue growth in 1999 also reflects strong customer demand and usage of our data transport and digital services. Revenues from our value-added services were boosted in 1999 by marketing and promotional campaigns offering new service packages.

   These increases in local services revenues were partially offset by a decline in revenues from our pay phone services due to the increasing popularity of wireless communications. In addition, the resale of access lines and the provision of unbundled network elements to competitive local exchange carriers reduced revenues in 1999. Price reductions on local exchange services further offset increases in local services revenues.


NETWORK ACCESS SERVICES REVENUES

   1999 - 1998                                       Increase
--------------------------------------------------------------------------------
   Nine Months                                  $41.9         10.0%
--------------------------------------------------------------------------------

   Network access services revenues are earned from end-user subscribers and long distance and other competing carriers who use our local exchange facilities to provide services to their customers. Switched access revenues are derived from fixed and usage-based charges paid by carriers for access to our local network. Special access revenues originate from carriers and end-users that buy dedicated local exchange capacity to support their private networks. End-user access revenues are earned from our customers and from resellers who purchase dial-tone services.

   Network access services revenue growth in 1999 was mainly attributable to higher customer demand, as reflected by growth in access minutes of use of 6.3% from the same period in 1998. Volume growth also reflects a continuing expansion of the business market, particularly for high-capacity services. In 1999, demand for special access services increased, reflecting a greater utilization of our network. Higher network usage by alternative providers of intraLATA toll services and higher end-user revenues attributable to an increase in access lines in service further contributed to revenue growth this year.

   In addition, revenues for 1999 include amounts received from customers for the recovery of local number portability (LNP) costs. LNP allows customers to change local exchange carriers while maintaining their existing telephone numbers. In December 1998, the Federal Communications Commission (FCC) issued an order permitting us to recover costs

                        Bell Atlantic - Maryland, Inc.

incurred for LNP in the form of monthly end-user charges for a five-year period beginning in February 1999. LNP charges contributed approximately $6 million to network access services revenues for the nine-month period ended September 30, 1999.

   Volume-related growth was partially offset by net price reductions mandated by a federal price cap plan. The FCC regulates the rates that we charge long distance carriers and end-user subscribers for interstate access services. We are required to file new access rates with the FCC each year. In July 1999, we implemented interstate price decreases of approximately $2 million on an annual basis in connection with the FCC's Price Cap Plan. These rates will be in effect through June 2000. Interstate price decreases were $7 million on an annual basis for the period July 1998 through June 1999. The rates also include amounts necessary to recover our contribution to the FCC's universal service fund and are subject to change every quarter due to potential increases or decreases in our contribution to the universal service fund. Our contribution to the universal service fund is included in Other Operating Expenses. See "Other Matters - FCC Regulation and Interstate Rates - Universal Service" for additional information on universal service.


LONG DISTANCE SERVICES REVENUES

   1999 - 1998                                       (Decrease)
--------------------------------------------------------------------------------
   Nine Months                                  $(4.4)        (6.3)%
--------------------------------------------------------------------------------

   Long distance services revenues are earned primarily from calls made to points outside a customer's local calling area, but within our service area (intraLATA toll). Other long distance services that we provide include 800 services and Wide Area Telephone Service (WATS).

   The decline in long distance services revenues was principally caused by the competitive effects of presubscription for intraLATA toll services and price reductions on certain toll services. Presubscription, which was introduced in May 1999, permits customers to use an alternative provider of their choice for intraLATA toll calls without dialing a special access code when placing a call. In response to presubscription, we have implemented customer win-back and retention initiatives that include toll calling discount packages and product bundling offers. These revenue reductions were partially offset by additional revenues generated from higher calling volumes.


ANCILLARY SERVICES REVENUES

   1999 - 1998                                        Increase
--------------------------------------------------------------------------------
   Nine Months                                   $4.7          2.7%
--------------------------------------------------------------------------------

   Our ancillary services include such services as billing and collections for long distance carriers and affiliates, facilities rentals to affiliates and nonaffiliates, collocation for competitive local exchange carriers, usage of separately priced (unbundled) components of our network by competitive local exchange carriers, voice messaging, customer premises equipment (CPE) and wiring and maintenance services, and sales of materials and supplies to affiliates. Ancillary services revenues also include fees paid by customers for nonpublication of telephone numbers and multiple white page listings and fees paid by an affiliate for usage of our directory listings.

   Ancillary services revenues increased in 1999 due to a combination of higher payments from competitive local exchange carriers for interconnection of their networks with our network and for the purchase of unbundled network elements and higher pole rentals from nonaffiliates. Greater demand for voice messaging services, billing and collection services and CPE services also contributed to the growth in ancillary services revenues. Lower revenues from installation services provided to federal government customers and a decline in facilities rental revenues from affiliates partially offset these increases.

                        Bell Atlantic - Maryland, Inc.

OPERATING EXPENSES
------------------
(Dollars in Millions)

Nine Months Ended September 30                                                1999                  1998
---------------------------------------------------------------------------------------------------------------
Employee costs, including benefits and taxes                                     $  252.5              $  247.9
Depreciation and amortization                                                       338.3                 327.5
Other operating expenses                                                            564.9                 599.1
                                                                     ------------------------------------------
Total                                                                            $1,155.7              $1,174.5
                                                                     ==========================================


EMPLOYEE COSTS

   1999 - 1998                                        Increase
--------------------------------------------------------------------------------
   Nine Months                                   $4.6          1.9%
--------------------------------------------------------------------------------

   Employee costs consist of salaries, wages and other employee compensation, employee benefits and payroll taxes paid directly by us. Similar costs incurred by employees of NSI, who provide centralized services on a contract basis, are allocated to us and are included in Other Operating Expenses.

   Employee costs increased in the first nine months of 1999 primarily as a result of higher work force levels. Other items contributing to the increase in employee costs, but to a lesser extent, were annual salary and wage increases for management and associate employees and increased associate overtime pay due to severe rainstorms in the third quarter of 1999. These increases were partially offset by lower pension and benefit costs.

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


DEPRECIATION AND AMORTIZATION

   1999 - 1998                                        Increase
--------------------------------------------------------------------------------
   Nine Months                                  $10.8          3.3%
--------------------------------------------------------------------------------

   Depreciation and amortization expense increased in the first nine months of 1999 over the same period in 1998 principally as a result of growth in depreciable telephone plant and changes in the mix of plant assets. The adoption of Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" also contributed to the increase in depreciation and amortization expense in the first nine months of 1999, but to a lesser extent. Under this new accounting standard, computer software developed or obtained for internal use is capitalized and amortized. Previously, we expensed most of these software purchases as incurred. For additional information on SOP No. 98-1, see Note 3 to the condensed financial statements. These expense increases were partially offset by the effect of lower rates of depreciation.

                        Bell Atlantic - Maryland, Inc.

OTHER OPERATING EXPENSES

   1999 - 1998                      (Decrease)
--------------------------------------------------------------------------------
   Nine Months                $(34.2)        (5.7)%
--------------------------------------------------------------------------------

   Other operating expenses consist of contract services including centralized services expenses allocated from NSI, rent, network software costs, operating taxes other than income, the provision for uncollectible accounts receivable, and other costs.

   The decrease in other operating expenses in the first nine months of 1999 was largely attributable to the effect of adopting SOP No. 98-1 and a reduction in centralized services expenses allocated from NSI, primarily as a result of lower employee costs incurred by NSI.

   The decreases in other operating expenses were partially offset by higher costs for materials and by higher interconnection payments to competitive local exchange and other carriers to terminate calls on their networks (reciprocal compensation). For additional information on reciprocal compensation refer to "Other Matters - Telecommunications Act of 1996 - Reciprocal Compensation."


OTHER INCOME AND (EXPENSE), NET

   1999 - 1998                      (Decrease)
--------------------------------------------------------------------------------
   Nine Months                 $(2.7)        (81.8)%
--------------------------------------------------------------------------------

   The change in other income and (expense), net, was mainly attributable to additional interest income in 1998 in connection with the settlement of tax-related matters.


INTEREST EXPENSE

   1999 - 1998                       Increase
--------------------------------------------------------------------------------
   Nine Months                  $1.3           2.5%
--------------------------------------------------------------------------------

   Interest expense includes costs associated with borrowings and capital leases, net of interest capitalized as a cost of acquiring or constructing plant assets.

   Interest expense increased in the first nine months of 1999 over the same period in 1998 principally due to a reduction in capitalized interest costs primarily resulting from lower levels of average telephone plant under construction. This increase in expense was partially offset by the effect of lower interest rates on average short-term debt.


EFFECTIVE INCOME TAX RATES

   Nine Months Ended September 30
--------------------------------------------------------------------------------
   1999                           38.1%
--------------------------------------------------------------------------------
   1998                           37.6%
--------------------------------------------------------------------------------

   The effective income tax rate is the provision for income taxes as a percentage of income before the provision for income taxes. Our effective income tax rate was higher in the first nine months of 1999 principally due to lower state income tax credits recorded in 1999.

                        Bell Atlantic - Maryland, Inc.

FINANCIAL CONDITION
-------------------

   We use the net cash generated from operations and from external financing to fund capital expenditures for network expansion and modernization, and pay dividends. While current liabilities exceeded current assets at both September 30, 1999 and 1998 and December 31, 1998, our sources of funds, primarily from operations and, to the extent necessary, from readily available financing arrangements with an affiliate, are sufficient to meet ongoing operating requirements. Management expects that presently foreseeable capital requirements will continue to be financed primarily through internally generated funds. Additional long-term debt may be needed to fund development activities or to maintain our capital structure to ensure financial flexibility.

   As of September 30, 1999, we had $11.9 million of an unused line of credit with an affiliate, Bell Atlantic Network Funding Corporation. In addition, we had $50.0 million remaining under a shelf registration statement filed with the Securities and Exchange Commission for the issuance of unsecured debt securities. Our debt securities continue to be accorded high ratings by primary rating agencies. Subsequent to the announcement of the Bell Atlantic - GTE merger, rating agencies have maintained current credit ratings, but have placed our ratings under review for potential downgrade.

   Our debt ratio was 51.1% at September 30, 1999, compared to 55.8% at September 30, 1998 and 54.2% at December 31, 1998.

   On November 1, 1999, we declared and paid a dividend in the amount of $77.6 million to Bell Atlantic.


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

   The FCC has adopted rules for special access services that provide for added pricing flexibility and ultimately the removal of services from price regulation when certain competitive thresholds are met. The order also allows certain services, including those included in the interexchange basket of services, to be removed from price regulation immediately. In response, we have filed to remove services in the interexchange basket from regulation, effective October 22, 1999. This will remove services with approximately $18 million in annual revenues from price regulation and from the operation of the productivity offset which otherwise would require annual price reductions.

   Universal Service

   On July 30, 1999, the U.S. Court of Appeals reversed certain aspects of the FCC's universal service order. The universal service fund includes a multi-billion dollar interstate fund to link schools and libraries to the Internet and to subsidize low income consumers and rural healthcare providers. Previously, under the FCC's rules, all providers of interstate telecommunications services had to contribute to the schools and libraries fund based on their total interstate and intrastate retail revenues. The court reversed the decision to include intrastate revenues as part of the basis for assessing contributions to that fund. As a result of this decision, our contributions to the universal service fund will be reduced by approximately $7 million annually beginning on November 1, 1999, and our interstate access rates will be reduced accordingly.

Telecommunications Act of 1996

   Unbundling of Network Elements

   The FCC recently announced its decision setting forth new unbundling requirements. The FCC had previously identified seven elements that had to be provided to competitors on an unbundled basis. With respect to those seven elements, the FCC concluded that incumbent local exchange carriers, such as us, do not have to provide unbundled switching (or combinations of elements that include switching, such as the so-called unbundled element "platform") under certain circumstances to business customers with four or more

                        Bell Atlantic - Maryland, Inc.

lines in certain offices in the top 50 Metropolitan Statistical Areas (MSAs). It also held that incumbents do not have to provide unbundled access to their directory assistance or operator services. The remaining elements on the FCC's original list still must be provided.

   With respect to new elements, the FCC concluded that new equipment to provide advanced services such as ADSL does not have to be unbundled. On the other hand, the FCC concluded that incumbents must provide dark fiber as an unbundled element, and that sub-loop unbundling should be provided. Finally, the FCC ruled that combinations of loops and transport, known as enhanced extended loops or "EELs," must be made available under certain circumstances, but left to a further rulemaking certain issues relating to the use of EELs to substitute for special access services.

   Reciprocal Compensation

   We have been required by our state regulators to pay "reciprocal compensation" to competitive local exchange carriers to terminate calls on their networks, including a large volume of one-way traffic from our customers to Internet service providers that are their customers. In February 1999, the FCC confirmed that such traffic is largely interstate but concluded that it would not interfere with state regulatory decisions requiring payment of reciprocal compensation for such traffic and that carriers are bound by their existing interconnection agreements. The FCC tentatively concluded that future compensation arrangements for calls to Internet service providers should be negotiated by carriers and arbitrated, if necessary, before the state commissions under the terms of the Telecommunications Act of 1996 (1996 Act). The FCC has initiated a proceeding to consider, alternatively, the adoption of federal rules to govern future inter-carrier compensation arrangements for this traffic. We have asked the U.S. Court of Appeals to review the FCC's decision that state commissions may require payment of reciprocal compensation for this traffic. The Public Service Commission of Maryland has issued a decision requiring us to continue to pay reciprocal compensation on Internet-bound traffic.

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

Year "2000" Update

   Bell Atlantic is now in the final stages of its program to evaluate and address the impact of the Year 2000 date transition on its subsidiaries' operations, including our operations. This program has included steps to:

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

State of Readiness

   For Bell Atlantic's operating telephone subsidiaries, centralized services entities and general corporate operations, the program has focused on the following project groups: Network Elements, Applications and Support Systems, and Information Technology Infrastructure. Bell Atlantic's goal for these operations was to have its network and other mission critical systems Year 2000 compliant (including testing) by June 30, 1999 and it substantially met this goal. What follows is a more detailed breakdown of Bell Atlantic's efforts to date.

                        Bell Atlantic - Maryland, Inc.

 .  Network Elements

   Approximately 350 different types of network elements (such as central office switches) appear in over one hundred thousand instances. When combined in various ways and using network application systems, these elements are the building blocks of customer services and networked information transmission of all kinds. Bell Atlantic originally assessed approximately 70% of these element types, representing over 90% of all deployed network elements, as Year 2000 compliant. As of November 1, 1999, Bell Atlantic has completed the required repair/replacement for virtually all network elements requiring remediation.

 .  Application and Support Systems

   Bell Atlantic has approximately 1,200 application and systems that support:
   (i) the administration and maintenance of its network and customer service functions (network information systems); (ii) customer care and billing functions; and (iii) human resources, finance and general corporate functions. Bell Atlantic originally assessed approximately 48% of these application and support systems as either compliant or to be retired. As of November 1, 1999, Bell Atlantic has successfully completed the required repair/replacement of virtually all mission critical application and support systems.

 .  Information Technology Infrastructure

   Approximately 40 mainframe, 1,000 mid-range, and 90,000 personal computers, related network components, and software products comprise Bell Atlantic's information technology (IT) infrastructure. Of the approximately 1,350 unique types of elements in the inventory for the IT infrastructure, Bell Atlantic originally assessed approximately 73% as compliant or to be retired. As previously reported, Bell Atlantic has successfully completed remediation/replacement of all mission critical elements earlier this year.

   Bell Atlantic's project to remediate/replace or retire mission critical systems supporting buildings and other facilities used by its operating telephone subsidiaries, such as HVAC, access control and alarm systems, is now complete and its efforts to remediate/replace or retire any other Bell Atlantic mission critical system used by those subsidiaries is virtually complete. Remediation/replacement or retirement of non-mission critical systems, where applicable, and supplemental testing and verification/correction activities, for both mission critical and non-mission critical systems, are likely to continue throughout the balance of 1999.

Third Party Issues

 .  Vendors

   In general, Bell Atlantic's product vendors have made available either Year 2000-compliant versions of their offerings or new compliant products as replacements of discontinued offerings. The compliance status of a given product is typically determined using multiple sources of information, including Bell Atlantic's own internal testing and analysis. However, in some instances certification is based on detailed test results or similar information provided by the product vendor and analysis by Bell Atlantic or contractors specializing in this type of review. Bell Atlantic is also continuing Year 2000-related discussions with utilities and similar services providers. Although Bell Atlantic has received assurances and other information suggesting that substantially all of its primary services providers have completed or are well along in their respective Year 2000 projects, Bell Atlantic does not usually have sufficient access to or control over the providers' systems and equipment to undertake verification efforts as to such systems and equipment, and as a general matter, it would be impractical to do so. Bell Atlantic has also participated in interoperability testing of various mission critical network elements, purchased from a number of vendors, through the Telco Year 2000 Forum, an industry group comprised of leading local telecommunications services companies. Bell Atlantic intends to monitor critical service provider activities, as appropriate, through the remainder of 1999.

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

 .  Interconnecting Carriers

   Bell Atlantic's network operations interconnect with domestic and international networks of other carriers. If one of these interconnecting carrier networks should fail or suffer adverse impact from a Year 2000 problem, Bell Atlantic's customers could experience impairment of service. Bell Atlantic has participated in various internetworking testing

                        Bell Atlantic - Maryland, Inc.

   efforts, as a member of the Association for Telecommunications Industry Solutions (ATIS), the Cellular Telecommunications Industry Association (CTIA) and the International Telecommunications Union (ITU). Bell Atlantic intends to monitor the activities of the primary interconnecting carriers through the remainder of 1999.

Costs

   From the inception of Bell Atlantic's Year 2000 project through September 30, 1999, and based on the cost tracking methods it has historically applied to this project, Bell Atlantic has incurred total pre-tax expenses of approximately $211 million, and it has made capital expenditures of approximately $153 million.
For 1999, Bell Atlantic expects total pre-tax expenses for its Year 2000 project not to exceed $125 million (approximately $89 million has been incurred through September 30, 1999) and total capital expenditures not to exceed $100 million (approximately $73 million has been made through September 30, 1999). Bell Atlantic anticipates that the balance of the costs incurred for 1999 will be primarily attributable to additional testing and verification/correction, rollover transition management, contingency planning and repair/replacement of non-mission critical systems. These cost estimates should not be used as the sole gauge of progress on its Year 2000 project or as an indication of its Year 2000 readiness.

Risks

   The failure to correct a material Year 2000 problem could cause an interruption or failure of certain of Bell Atlantic's normal business functions or operations, which could have a material adverse effect on its results of operations, liquidity or financial condition; however, it considers such a development remote. Due to the uncertainty inherent in other Year 2000 issues that are ultimately beyond Bell Atlantic's control, including, for example, the final Year 2000 readiness of its suppliers, customers, interconnecting carriers, and joint venture and investment interests, it is unable to determine at this time the likelihood of a material impact on its results of operations, liquidity or financial condition due to such Year 2000 issues. However, Bell Atlantic is taking appropriate prudent measures to mitigate that risk. Bell Atlantic anticipates that, in the event of material interruption or failure of its service resulting from an actual or perceived Year 2000 problem within or beyond its control, it could be subject to third party claims.

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

                        Bell Atlantic - Maryland, Inc.

                          PART II - OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K


           (a)  Exhibits:

                Exhibit Number

                27   Financial Data Schedule


           (b) There were no Current Reports on Form 8-K filed during the quarter ended September 30, 1999.

                        Bell Atlantic - Maryland, Inc.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    BELL ATLANTIC - MARYLAND, INC.



Date:  November 10, 1999            By  /s/ Edwin F. Hall
                                       --------------------------------
                                            Edwin F. Hall
                                            Controller



     UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF NOVEMBER 5, 1999.