Form 10-K405
period 1999-12-31
BELL ATLANTIC MARYLAND INC
filed 2000-03-30
CIK 19722

                        Bell Atlantic - Maryland, Inc.



                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                              ------------------

                                   FORM 10-K

                              ------------------


      (Mark one)
             [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended December 31, 1999

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

                        Bell Atlantic - Maryland, Inc.

                                  SCHEDULE A



Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange
                Title of each class                    on which registered
--------------------------------------------------     -------------------

Forty Year 7 1/4% Debentures, due February 1, 2012         New York Stock
                                                              Exchange

                        Bell Atlantic - Maryland, Inc.

                               TABLE OF CONTENTS


Item No.                                                                    Page
--------                                                                    ----

                                    PART I

    1.  Business
        (Abbreviated pursuant to General Instruction I(2).) ................   1
    2.  Properties .........................................................   6
    3.  Legal Proceedings ..................................................   6
    4.  Submission of Matters to a Vote of Security Holders
        (Omitted pursuant to General Instruction I(2).) ....................   6


                                    PART II

    5.  Market for Registrant's Common Equity and Related
        Stockholder Matters ................................................   7
    6.  Selected Financial Data
        (Omitted pursuant to General Instruction I(2).) ....................   7
    7.  Management's Discussion and Analysis of Results of Operations
        (Abbreviated pursuant to General Instruction I(2).) ................   8
    7A. Quantitative and Qualitative Disclosures About Market Risk .........  15
    8.  Financial Statements and Supplementary Data ........................  15
    9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ...........................................  15


                                   PART III

(Omitted pursuant to General Instruction I(2).):
   10.  Directors and Executive Officers of the Registrant .................  15
   11.  Executive Compensation .............................................  15
   12.  Security Ownership of Certain Beneficial Owners and Management .....  15
   13.  Certain Relationships and Related Transactions .....................  15


                                    PART IV

   14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K....  16





     UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MARCH 28, 2000.

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

      It is expected that the merger will qualify as a pooling of interests, which means that for accounting and financial purposes, the companies will be treated as if they had always been combined. At annual meetings held in May 1999, the shareholders of each company approved the merger. The completion of the merger is subject to a number of conditions, including certain regulatory approvals (all of which have been obtained except that of the Federal Communications Commission (FCC)) and receipt of opinions that the merger will be tax-free.

      The companies are targeting completion of the merger in the second quarter of 2000.


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

                        Bell Atlantic - Maryland, Inc.


      The General Business unit markets communications and information services to small and medium-sized businesses as well as pay telephone services.

      The Enterprise Business unit markets communications and information technology and services to large businesses and to departments, agencies and offices of the executive, judicial and legislative branches of the federal and state governments. These services include voice switching/processing services (e.g., dedicated private lines, custom Centrex, call management, and voice messaging), end-user networking (e.g., credit and debit card transactions and personal computer-based conferencing, including data and video), internetworking (establishing links between the geographically disparate networks of two or more companies or within the same company), network optimization (disaster avoidance, 911 service, and intelligent vehicle highway systems), video services (distance learning, telemedicine, and videoconferencing) and interactive multimedia applications services.

      The Network Services unit markets (i) switched and special access to the telephone subsidiaries' local exchange networks, and (ii) billing and collection services, including recording, rating, bill processing and bill rendering.

Telecommunications Act of 1996

      The Telecommunications Act of 1996 (1996 Act) became effective on February 8, 1996, and replaced the MFJ, a consent decree that arose out of an antitrust action brought by the United States Department of Justice against AT&T. In general, the 1996 Act includes provisions that open local exchange markets to competition and permit Bell Operating Companies, including ours, to engage in manufacturing and to provide long distance service under certain conditions.

      The 1996 Act permits us to offer in-region long distance services (that is, services originating in the states where we operate as a local exchange carrier), once we have demonstrated to the FCC that we have satisfied certain requirements. The requirements include a 14-point "competitive checklist" of steps which we must take to help competitors offer local services through resale, through purchase of unbundled network elements, or through their own networks. We must also demonstrate to the FCC that our entry into the in-region long distance market would be in the public interest.

FCC Regulation and Interstate Rates

      We are subject to the jurisdiction of the FCC with respect to interstate services and certain related matters. In 1999, the FCC continued to implement reforms to the interstate access charge system and to implement the "universal service" and other requirements of the 1996 Act.

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


      In addition, the FCC has required that different levels of usage-based charges for originating and for terminating interstate traffic be established. The final phase of this restructuring was completed on January 1, 2000.

Price Caps

      Under the FCC price cap rules that apply to interstate access rates, each year our price cap index is adjusted downward by a fixed percentage intended to reflect increases in productivity (productivity factor) and adjusted upward by an allowance for inflation (GDP-PI). Our annual price cap filing, effective July 1, 1999, reflects the effects of the current productivity factor of 6.5 %.

      In May 1999, the U. S. Court of Appeals reversed the FCC's order that adopted the 6.5 % productivity factor. The Court concluded that the FCC had not justified its choice of a productivity factor and directed the FCC to reconsider and explain the methods used in selecting the productivity factor. The Court granted the FCC a stay of its order, however, until

                        Bell Atlantic - Maryland, Inc.

April 1, 2000. As a result, the FCC is now conducting a proceeding to determine an appropriate productivity factor in response to the Court's order.

      At the same time, the FCC is considering a proposal to further restructure access rates by an industry coalition that includes both local exchange carriers (including us) and long distance carriers. Among other things, that proposal would set into place a mechanism to transition to a set target of $.0055 per minute for switched access services. Once that target rate is reached, local exchange carriers would no longer be required to make further annual price cap reductions to their switched access prices. To allow time to consider this industry proposal, parties have requested that the Court further extend the stay of its price cap decision order until June 30, 2000.

      The FCC has adopted rules for special access services that provide for added pricing flexibility and ultimately the removal of services from price regulation when certain competitive thresholds are met. In order to take advantage of this relief, however, carriers must forego the ability to take advantage of provisions in the current rules that provide relief in the event earnings fall below certain thresholds, and we have not filed for this relief. The order also allows certain services, including those included in the interexchange basket of services, to be removed from price regulation immediately. In response, effective October 1999, we removed approximately $18 million in annual revenues of our services in the interexchange basket from price regulation and from the operation of the productivity offset which otherwise would require annual price reductions.

Universal Service

      In July 1999, the U.S. Court of Appeals reversed certain aspects of the FCC's order implementing the "universal service" provision of the 1996 Act. The universal service fund includes a multi-billion dollar interstate fund to link schools and libraries to the Internet and to subsidize high cost areas, low income consumers and rural healthcare providers. Previously, under the FCC's rules, all providers of interstate telecommunications services had to contribute to the schools and libraries fund based on their total interstate and intrastate retail revenues. The court reversed the decision to include intrastate revenues as part of the basis for assessing contributions to that fund. As a result of this decision, our contributions to the universal service fund were reduced annually beginning on November 1, 1999, and our interstate access rates will be reduced accordingly because we will no longer have to recover these contributions in our rates. AT&T and MCI WorldCom, Inc. have since asked the U.S. Supreme Court to review this latter portion of the appeals court decision. Other parties have asked the Supreme Court to review additional aspects of the court of appeals decision.

      In November 1999, the FCC adopted a new mechanism for providing universal service support to high cost areas served by large local telephone companies. This funding mechanism will provide additional support for local telephone services in several states served by Bell Atlantic. State regulatory commissions must take these funds into account in the ratemaking process.

Unbundling of Network Elements

      In November 1999, the FCC announced its decision setting forth new unbundling requirements. The FCC had previously identified seven elements that had to be provided to competitors on an unbundled basis. With respect to those seven elements, the FCC concluded that incumbent local exchange carriers, such as us, do not have to provide unbundled switching (or combinations of elements that include switching, such as the so-called unbundled element "platform") under certain circumstances to business customers with four or more lines in certain offices in the top 50 Metropolitan Statistical Areas (MSAs). It also held that incumbents do not have to provide unbundled access to their directory assistance or operator services. The remaining elements on the FCC's original list still must be provided.

      With respect to new elements, the FCC concluded that new equipment to provide advanced services such as Asymmetric Digital Subscriber Line (ADSL) does not have to be unbundled as a general matter. On the other hand, the FCC concluded that incumbents must provide dark fiber as an unbundled element, and that sub-loop unbundling should be provided. Finally, the FCC ruled that combinations of loops and transport must be made available under certain circumstances, but left to a further rulemaking that it initiated certain issues relating to the use of these combinations to substitute for special access services. While this rulemaking proceeds, the FCC adopted interim rules limiting the instances in which such combinations of elements must be made available. The FCC set a target date of June 30, 2000 to decide the further rulemaking.

                        Bell Atlantic - Maryland, Inc.

      In addition to the unbundling requirements released in November 1999, the FCC released an order on December 9, 1999 in a separate proceeding requiring incumbent local exchange companies also to unbundle and provide to competitors the higher frequency portion of their local loop. This provides competitors with the ability to provision data services on top of incumbent carriers' voice services.

State Regulation of Rates and Services

      The Public Service Commission of Maryland (PSC) regulates our intrastate rates and services and certain other matters.

      In 1996, the PSC approved a price cap plan for regulating our intrastate services. Under the plan, services are divided into six categories: Access; Basic-Residential; Basic-Business; Discretionary; Competitive; and Miscellaneous. Rates for Access, Basic-Residential, Basic-Business and Discretionary Services can be increased or decreased annually under a formula that is based upon changes in the GDP-PI minus a productivity offset based upon changes in the rate of inflation (CPI). Rates for Competitive Services may be increased without regulatory limits. Regulation of profits is eliminated.

Reciprocal Compensation

      State regulatory decisions have required certain of Bell Atlantic's operating telephone companies to pay "reciprocal compensation" under the 1996 Act for the increasing volume of one-way traffic from their customers to customers of other carriers, primarily calls to Internet service providers. In February 1999, the FCC confirmed that such traffic is largely interstate but concluded that it would not interfere with state regulatory decisions requiring payment of reciprocal compensation for such traffic and that carriers are bound by their existing interconnection agreements. The U.S. Court of Appeals has vacated and remanded the FCC's decision for a better explanation of why this traffic is interstate.

      The PSC has issued a decision requiring us to continue to pay reciprocal compensation on Internet-bound traffic.

Competition

      Legislative changes, including provisions of the 1996 Act discussed above under the section "Telecommunications Act of 1996," regulatory changes and new technology are continuing to expand the types of available communications services and equipment and the number of competitors offering such services. We anticipate that these industry changes, together with the rapid growth, enormous size and global scope of these markets, will attract new entrants and encourage existing competitors to broaden their offerings. Current and potential competitors in telecommunication services include long distance companies, other local telephone companies, cable companies, wireless service providers, foreign telecommunications providers, electric utilities, Internet service providers and other companies that offer network services. Many of these companies have a strong market presence, brand recognition and existing customer relationships, all of which contribute to intensifying competition and may affect our future revenue growth.

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

                        Bell Atlantic - Maryland, Inc.

       The 1996 Act provides for arbitration by the state public utility commission if an ILEC and a CLEC are unable to reach agreement on the terms of the arrangement sought by the CLEC.

      Our negotiations with various CLECs, and arbitrations before PSC have continued. As of January 31, 2000, we had entered into 132 agreements with CLECs, of which 85 have been approved by the PSC.

      We expect that these agreements, and the 1996 Act, will continue to lead to substantially increased competition in our local exchange market in 2000 and subsequent years. We believe that this competition will be both on a facilities basis and in the form of resale by CLECs of our service. Under the various agreements and arbitrations discussed above, we are generally required to sell our services to CLECs at a discount of approximately 20% from the prices we charge our retail customers.

IntraLATA Toll Services

      IntraLATA toll calls originate and terminate within the same LATA, but generally cover a greater distance than a local call. State regulatory commissions rather than federal authorities generally regulate these services. The PSC permits other carriers to offer intraLATA toll services within the state.

      Until the implementation of "presubscription," we completed intraLATA toll calls unless the customer dials a code to access a competing carrier. Presubscription changed this dialing method and enabled customers to make these toll calls using another carrier without having to dial an access code. We implemented presubscription in May 1999.

Alternative Access

      A substantial portion of our revenues from business and government customers is derived from a relatively small number of large, multiple-line subscribers.

      We face competition from alternative communications systems, constructed by large end-users, interexchange carriers and alternative access vendors, which are capable of originating and/or terminating calls without the use of our plant. The FCC's orders requiring us to offer collocated interconnection for special and switched access services have enhanced the ability of such alternative access providers to compete with us.

      Other potential sources of competition include cable television systems, shared tenant services and other noncarrier systems which are capable of bypassing our local plant, either partially or completely, through substitution of special access for switched access or through concentration of telecommunications traffic on fewer of our lines.

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


                                   EMPLOYEES

      As of December 31, 1999, we had approximately 7,800 employees.

                        Bell Atlantic - Maryland, Inc.

Item 2.  Properties

                                    GENERAL

      Our principal properties do not lend themselves to simple description by character and location. Our investment in plant, property and equipment consisted of the following at December 31:


                                                              1999        1998
 ------------------------------------------------------------------------------
 Central office equipment                                      45%         45%
 Outside communications plant                                  37          38
 Land and buildings                                             7           7
 Furniture, vehicles and other work equipment                   8           8
 Other                                                          3           2
                                                       -------------------------
                                                              100%        100%
                                                       =========================

      "Central office equipment" consists of switching equipment, transmission equipment and related facilities. "Outside communications plant" consists primarily of aerial cable, underground cable, conduit and wiring, and telephone poles. "Land and buildings" consists of land and land improvements, and principally central office buildings. "Furniture, vehicles and other work equipment" consists of public telephone instruments and telephone equipment, furniture, office equipment, motor vehicles and other work equipment. "Other" property consists primarily of plant under construction, capital leases, capitalized computer software costs and leasehold improvements.

      Our customers are served by electronic switching systems that provide a wide variety of services. Our network is in a transition from an analog to a digital network, which provides the capabilities to furnish advanced data transmission and information management services. At December 31, 1999, approximately 99% of our access lines were served by digital capability.


                             CAPITAL EXPENDITURES

      We have been making and expect to continue to make significant capital expenditures to meet the demand for communications services and to further improve such services. Capital expenditures were approximately $555 million in 1999, $539 million in 1998 and $489 million in 1997. Capital expenditures exclude additions under capital leases. Our total investment in plant, property and equipment was approximately $6.7 billion at December 31, 1999, $6.3 billion at December 31, 1998 and $5.9 billion at December 31, 1997, including the effect of retirements, but before deducting accumulated depreciation.



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


RESULTS OF OPERATIONS
---------------------

      We reported net income of $387.8 million in 1999, compared to net income of $315.4 million in 1998.

      Our results for 1999 and 1998 were affected by special items. The special items in both years include our allocated share of charges from Bell Atlantic Network Services, Inc. (NSI).

      The following table shows how special items are reflected in our statements of income for each year:

                                                          (Dollars in Millions)
Years Ended December 31                                 1999           1998
--------------------------------------------------------------------------------
Employee Costs
   Merger transition costs                             $ 1.1          $  .4

Other Operating Expenses
   Merger transition costs                                .8            3.0
   Allocated merger transition costs                    10.9            8.0
                                                 -------------------------------
                                                       $12.8          $11.4
                                                 ===============================

Merger-related Costs

      In connection with the Bell Atlantic-NYNEX merger, which was completed in August 1997, we recorded pre-tax transition and integration costs totaling $12.8 million in 1999 and $11.4 million in 1998.

      Transition and integration costs consist of our proportionate share of costs associated with integrating the operations of Bell Atlantic and NYNEX, such as systems modifications costs and advertising and branding costs. Transition and integration costs are expensed as incurred.

      These and other items affecting the comparison of our results of operations for the years ended December 31, 1999 and 1998 are discussed in the following sections.

Segmental Results of Operations

      We have one reportable segment, which provides domestic wireline telecommunications services. You can find additional information about segment reporting in Note 15 to the financial statements.

                        Bell Atlantic - Maryland, Inc.


OPERATING REVENUE STATISTICS
----------------------------

                                                 1999        1998   % Change
  ----------------------------------------------------------------------------
 At Year-End
 Access Lines in Service (in thousands)
   Residence                                    2,440       2,357        3.5%
   Business                                     1,445       1,334        8.3
   Public                                          40          40         --
                                           ------------------------
                                                3,925       3,731        5.2
                                           ========================
 For the Year
 Access Minutes of Use (in millions)           16,668      15,625        6.7
                                           ========================


OPERATING REVENUES
------------------
(Dollars in Millions)

  For the Years Ended December 31                           1999         1998
  ----------------------------------------------------------------------------
  Local services                                        $1,332.6     $1,279.1
  Network access services                                  625.3        559.1
  Long distance services                                    85.4         93.5
  Ancillary services                                       235.3        229.0
                                                    --------------------------
  Total                                                 $2,278.6     $2,160.7
                                                    ==========================



LOCAL SERVICES

                                                    Increase
--------------------------------------------------------------------------------
      1999 - 1998                              $53.5         4.2%
--------------------------------------------------------------------------------

      Local service revenues are earned from the provision of local exchange, local private line, public telephone (pay phone) and value-added services. Value-added services are a family of services that expand the utilization of the network. These services include products such as Caller ID, Call Waiting and Return Call.

      Local service revenues increased in 1999 primarily due to higher usage of our network facilities. Revenue growth was generated, in part, by an increase in access lines in service of 5.2% from December 31, 1998. Local service revenue growth in 1999 also reflects higher customer demand and usage of our data transport and digital services. Revenues from our value-added services were boosted in 1999 by marketing and promotional campaigns offering new service packages.

      These increases in local service revenues were partially offset by a decline in revenues from our pay phone services due to the increasing popularity of wireless communications and a decrease in business and residence message volumes. In addition, the effect of resold access lines and the provision of unbundled network elements to competitive local exchange carriers reduced revenues in 1999.

                        Bell Atlantic - Maryland, Inc.


NETWORK ACCESS SERVICES

                                              Increase
--------------------------------------------------------------------------------
      1999 - 1998                        $66.2        11.8%
--------------------------------------------------------------------------------

      Network access revenues are earned from end-user subscribers and long distance and other competing carriers who use our local exchange facilities to provide services to their customers. Switched access revenues are derived from fixed and usage-based charges paid by carriers for access to our local network. Special access revenues originate from carriers and end-users that buy dedicated local exchange capacity to support their private networks. End-user access revenues are earned from our customers and from resellers who purchase dial-tone services.

      Network access revenue growth in 1999 was mainly attributable to higher customer demand, as reflected by growth in access minutes of use of 6.7% in 1999. Volume growth also reflects a continuing expansion of the business market, particularly for high capacity data services. In 1999, demand for special access services increased, reflecting a greater utilization of our network. Higher network usage by alternative providers of intraLATA toll services and higher end-user revenues attributable to an increase in access lines in service further contributed to revenue growth in 1999.

      In 1999, network access revenues included approximately $9 million received from customers for the recovery of local number portability (LNP) costs. LNP allows customers to change local exchange carriers while maintaining their existing telephone numbers. In December 1998, the Federal Communications Commission (FCC) issued an order permitting us to recover costs incurred for LNP in the form of monthly end-user charges for a five-year period beginning in March 1999.

      Volume-related growth was partially offset by price reductions associated with a federal price cap filing and other regulatory decisions. The FCC regulates the rates that we charge long distance carriers and end-user subscribers for interstate access services. We are required to file new access rates with the FCC each year. In July 1999, we implemented interstate price decreases of approximately $2 million on an annual basis in connection with the FCC's Price Cap Plan. The rates included in our July 1999 filing will be in effect through June 2000. Interstate price decreases were $7 million on an annual basis for the period July 1998 through June 1999. The rates include amounts necessary to recover our contribution to the FCC's universal service fund and are subject to change every quarter due to potential increases or decreases in our contribution to the universal service fund. Our contributions to the universal service fund are included in Other Operating Expenses.

      You can find additional information on FCC rulemakings concerning access charges, price caps and universal service in Item 1- "Description of Business, Operations - FCC Regulation and Interstate Rates."


LONG DISTANCE SERVICES

                                             (Decrease)
--------------------------------------------------------------------------------
      1999 - 1998                       $(8.1)        (8.7)%
--------------------------------------------------------------------------------

      Long distance revenues are earned primarily from calls made to points outside a customer's local calling area, but within our service area (intraLATA toll). Other long distance services that we provide include 800 services and Wide Area Telephone Service (WATS).

      IntraLATA toll calls originate and terminate with the same LATA, but generally cover a greater distance than a local call. These services are regulated by the PSC, except where they cross state lines. The PSC permits other carriers to offer intraLATA toll services.

      Until the implementation of presubscription, intraLATA toll calls were completed by us unless the customer dialed a code to access a competing carrier. Presubscription changed this dialing method and enabled customers to make these toll calls using another carrier without having to dial an access code. We implemented presubscription in May 1999.

                        Bell Atlantic - Maryland, Inc.

      The decline in long distance services revenues was principally caused by the competitive effects of presubscription for intraLATA toll services and price reductions on certain toll services. The negative effect of presubscription on long distance revenues was partially mitigated by increased network access services for usage of our network by these alternative providers. In response to presubscription, we have implemented customer win-back and retention initiatives that include toll calling discount packages and product bundling offers. These revenue reductions were partially offset by additional revenues generated from higher calling volumes.


ANCILLARY SERVICES

                                              Increase
--------------------------------------------------------------------------------
      1999 - 1998                        $6.3          2.8%
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

      Ancillary services revenues increased in 1999 due to higher pole rentals received from nonaffiliates and higher payments received from competitive local exchange carriers for interconnection of their networks with our network and for the purchase of unbundled network elements. Revenue growth was also attributable to higher demand for such services as voice messaging and billing and collections. Lower revenues from installation services provided to federal government customers and a decline in facilities rental revenues from affiliates partially offset these increases.



OPERATING EXPENSES
------------------
(Dollars in Millions)

  For the Years Ended December 31                             1999         1998
  ------------------------------------------------------------------------------
  Employee costs, including benefits and taxes             $ 340.6      $ 331.1
  Depreciation and amortization                              455.7        440.8
  Other operating expenses                                   784.4        823.2
                                                      --------------------------
  Total                                                   $1,580.7     $1,595.1
                                                      ==========================


EMPLOYEE COSTS

                                              Increase
--------------------------------------------------------------------------------
      1999 - 1998                        $9.5          2.9%
--------------------------------------------------------------------------------

      Employee costs consist of salaries, wages and other employee compensation, employee benefits and payroll taxes paid directly by us. Similar costs incurred by employees of NSI, who provide centralized services on a contract basis, are allocated to us and are included in Other Operating Expenses.

      Employee costs increased in 1999 primarily as a result of higher overtime payments for repair and maintenance activities due to severe rainstorms in the second half of 1999 and higher work force levels. Also contributing to the increase in employee costs, but to a lesser extent, was annual salary and wage increases for management and associate employees. In 1998, we executed a new contract with the union representing associate employees. The new contract provides for wage and pension increases and other benefit improvements as described below:

      . The wages, pension and other benefits for our associate employees are negotiated with a union. During 1998, we entered into a 2-year contract with the Communications Workers of America (CWA). This contract, which expires in August 2000, provides for wage increases of up to 3.8% effective August 9, 1998, and up to 4%

                        Bell Atlantic - Maryland, Inc.


           effective August 8, 1999. Over the course of this two-year contract period, pensions increase by 11%. The contract also includes cash payments, working condition improvements, and continuation of certain employment security provisions.

      The increases in employee costs were partially offset by lower pension and benefit costs. The decline in pension and benefit costs was due to favorable pension plan investment returns and changes in plan provisions and actuarial assumptions. These factors were partially offset by increased health care costs caused by inflation, savings plan benefit improvements for certain management employees, as well as benefit plan improvements provided for under a new contract with associate employees.


DEPRECIATION AND AMORTIZATION

                                              Increase
--------------------------------------------------------------------------------
      1999 - 1998                       $14.9          3.4%
--------------------------------------------------------------------------------

      Depreciation and amortization expense increased in 1999 principally as a result of growth in depreciable telephone plant and changes in the mix of plant assets. The adoption of Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" also contributed to the increase in depreciation and amortization expense in 1999, but to a lesser extent. Under this new accounting standard, computer software developed or obtained for internal use is now capitalized and amortized. Previously, we expensed most of these software purchases in the period in which they were incurred. For additional information on SOP No. 98-1, see Note 1 to the financial statements. These expense increases were partially offset by the effect of lower rates of depreciation.


OTHER OPERATING EXPENSES

                                             (Decrease)
--------------------------------------------------------------------------------
      1999 - 1998                      $(38.8)        (4.7)%
--------------------------------------------------------------------------------

      Other operating expenses consist of contract services including centralized services expenses allocated from NSI, rent, network software costs, operating taxes other than income, the provision for uncollectible accounts receivable, and other costs.

      The decrease in other operating expenses was largely attributable to a reduction in centralized services expenses allocated from NSI, primarily as a result of lower employee costs incurred by NSI. Also contributing to the decline in expense was the effect of SOP No. 98-1, which reduced other operating expenses as a result of capitalizing expenditures for internal-use software previously expensed in 1998 and prior years.

      The decreases in other operating expenses were partially offset by higher costs for materials and by higher interconnection payments to competitive local exchange and other carriers to terminate calls on their networks (reciprocal compensation). For additional information on reciprocal compensation refer to
Item 1 - "Description of Business, Operations - Reciprocal Compensation."


OTHER INCOME, NET

                                             (Decrease)
--------------------------------------------------------------------------------
      1999 - 1998                       $(4.9)        (83.1)%
--------------------------------------------------------------------------------

      The change in other income, net, was mainly attributable to the effects of a gain on the sale of our paging licenses and additional interest income in connection with the settlement of tax-related matters in 1998.

                        Bell Atlantic - Maryland, Inc.

INTEREST EXPENSE

                                              Increase
--------------------------------------------------------------------------------
      1999 - 1998                         $.8          1.1%
--------------------------------------------------------------------------------

      Interest expense includes costs associated with borrowings and capital leases, net of interest capitalized as a cost of acquiring or constructing plant assets.

      Interest expense increased in 1999 principally due to a reduction in capitalized interest costs resulting primarily from lower levels of average telephone plant under construction. This increase was partially offset by the effect of refinancing long-term debt with short-term debt at a more favorable interest rate in September 1999.

      See Note 6 to the financial statements for additional information about our debt.


EFFECTIVE INCOME TAX RATES

      For the Years Ended December 31
--------------------------------------------------------------------------------
      1999                                                      38.3%
--------------------------------------------------------------------------------
      1998                                                      37.1%
--------------------------------------------------------------------------------

      The effective income tax rate is the provision for income taxes as a percentage of income before the provision for income taxes. Our effective income tax rate was higher in 1999 principally due to lower state income tax credits recorded in 1999.

      You can find a reconciliation of the statutory federal income tax rate to the effective income tax rate for each period in Note 11 to the financial statements.


FINANCIAL CONDITION
-------------------

      We use the net cash generated from operations and from external financing to fund capital expenditures for network expansion and modernization, and pay dividends. While current liabilities exceeded current assets at both December 31, 1999 and 1998, our sources of funds, primarily from operations and, to the extent necessary, from readily available financing arrangements with an affiliate, are sufficient to meet ongoing operating requirements. Management expects that presently foreseeable capital requirements will continue to be financed primarily through internally generated funds. Additional long-term debt may be needed to fund development activities or to maintain our capital structure to ensure financial flexibility.

      As of December 31, 1999, we had $164.8 million of an unused line of credit with an affiliate, Bell Atlantic Network Funding Corporation, and $335.2 million in borrowings outstanding. In addition, we had $50.0 million remaining under a shelf registration statement filed with the Securities and Exchange Commission for the issuance of unsecured debt securities. Our debt securities continue to be accorded high ratings by primary rating agencies. After the announcement of the Bell Atlantic-GTE merger, the rating agencies placed the rating of our securities under review for a potential downgrade. In January 2000, Standard & Poor's revised its regulatory separation policy as it applies to U.S. telephone companies. Under the revised policy, Standard & Poor's will no longer assign higher corporate credit ratings to telephone operating subsidiaries. Rating actions by Standard & Poor's on us reflect both the new policy and their continued CreditWatch listings, which resulted from the pending Bell Atlantic-GTE merger.

      Our debt ratio was 52.9% at December 31, 1999, compared to 54.2% at December 31, 1998.

      On February 1, 2000, we declared and paid a dividend in the amount of $83.2 million to Bell Atlantic.

                        Bell Atlantic - Maryland, Inc.


OTHER MATTERS
-------------

Recent Accounting Pronouncement - Derivatives and Hedging Activities

      In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivatives be measured at fair value and recognized as either assets or liabilities on our balance sheet. Changes in the fair values of the derivative instruments will be recognized in either earnings or comprehensive income, depending on the designated use and effectiveness of the instruments. The FASB amended this pronouncement in June 1999 to defer the effective date of SFAS No. 133 for one year. We must adopt SFAS No. 133 no later than January 1, 2001.

      On March 3, 2000, the FASB issued a Proposed SFAS "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which would amend SFAS No. 133. The proposed amendments address certain implementation issues and relate to such matters as the normal purchases and normal sales exception, the definition of interest rate risk, hedging recognized foreign-currency-denominated debt instruments, and intercompany derivatives.

      The adoption of SFAS No. 133 will have no material effect on our results of operations or financial condition because we currently do not enter into the use of derivative instruments or participate in hedging activities.

New Staff Accounting Bulletin - Revenue Recognition

      In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which currently must be adopted by June 30, 2000. SAB No. 101 provides additional guidance on revenue recognition, as well as criteria from when revenue is generally realized and earned, and also requires the deferral of incremental direct selling costs. We are currently assessing the impact of SAB No. 101 on our results of operations and financial position.

Year "2000" Update

      Bell Atlantic implemented a comprehensive program to evaluate and address the impact of the Year 2000 date transition on its operations, including our operations. Bell Atlantic did not experience any material interruption or failure of its normal business functions or operations as a result of an actual or perceived Year 2000 problem.

      From the inception of Bell Atlantic's Year 2000 project through December 31, 1999, and based on the cost tracking methods it has historically applied to this project, Bell Atlantic incurred total pre-tax expenses of approximately $230 million, and it has made capital expenditures of approximately $181 million. For 1999, total pre-tax expenses for Bell Atlantic's Year 2000 project were approximately $108 million and total capital expenditures were approximately $101 million.

                        Bell Atlantic - Maryland, Inc.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      We are exposed to interest rate risk in the normal course of our business. The majority of our debt is fixed rate debt and we do not use derivatives. Our short-term borrowings from an affiliate expose our earnings to changes in short-term interest rates since the interest rate charged on such borrowings is typically fixed for less than one month.

      The following table summarizes the fair values of our long-term debt as of December 31, 1999 and 1998. The table also provides a sensitivity analysis of the estimated fair values of these financial instruments assuming
100-basis-point upward and downward parallel shifts in the yield curve. The sensitivity analysis did not include the fair values of our short-term borrowings from an affiliate since they are not significantly affected by changes in market interest rates.

                                                                December 31
                                                         -----------------------
 (Dollars in Millions)                                       1999        1998
--------------------------------------------------------------------------------
 Fair value of long-term debt                               $803.2    $1,015.4
 Fair value assuming a +100-basis-point shift                749.3       948.4
 Fair value assuming a -100-basis-point shift                862.7     1,085.0



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

           23    Consent of Independent Accountants.

           27    Financial Data Schedule.

     (b)   Reports on Form 8-K:

                 There were no Current Reports on Form 8-K filed during the quarter ended December 31, 1999.

                        Bell Atlantic - Maryland, Inc.


                                  SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                               Bell Atlantic - Maryland, Inc.


                                               By  /s/  Edwin F. Hall
                                                  ------------------------------
                                                        Edwin F. Hall
                                                        Controller




March 28, 2000


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Signature                     Title                             Date
---------                     -----                             ----

/s/ Sherry F. Bellamy         President and                     March 28, 2000
--------------------------
    Sherry F. Bellamy         Chief Executive Officer
                              and Director
                              (Principal Executive Officer)


/s/ Edwin F. Hall             Controller                        March 28, 2000
--------------------------
    Edwin F. Hall             (Principal Financial Officer)


/s/ John W. Dillon            Director                          March 28, 2000
--------------------------
    John W. Dillon


/s/ David K. Hall             Director                          March 28, 2000
--------------------------
    David K. Hall


/s/ Keiko Harvey              Director                          March 28, 2000
--------------------------
    Keiko Harvey

                        Bell Atlantic - Maryland, Inc.


        Index to Financial Statements and Financial Statement Schedule




                                                                            Page
                                                                            ----

      Report of Independent Accountants ..............................       F-2

      Statements of Income
           For the years ended December 31, 1999, 1998 and 1997 ......       F-3

      Balance Sheets - December 31, 1999 and 1998 ....................       F-4

      Statements of Shareowner's Investment
           For the years ended December 31, 1999, 1998 and 1997 ......       F-6

      Statements of Cash Flows
           For the years ended December 31, 1999, 1998 and 1997 ......       F-7

      Notes to Financial Statements ..................................       F-8

      Schedule II - Valuation and Qualifying Accounts
           For the years ended December 31, 1999, 1998 and 1997 ......      F-21


Financial statement schedules other than that listed above have been omitted because such schedules are not required or applicable.

                        Bell Atlantic - Maryland, Inc.

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareowner of Bell Atlantic - Maryland, Inc.


In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Bell Atlantic - Maryland, Inc. at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for computer software costs in accordance with AICPA Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," effective January 1, 1999.



/s/ PricewaterhouseCoopers LLP




New York, New York
February 14, 2000

                        Bell Atlantic - Maryland, Inc.

                             STATEMENTS OF INCOME
                        For the Years Ended December 31
                             (Dollars in Millions)

                                                                                         1999            1998           1997
-----------------------------------------------------------------------------------------------------------------------------
 OPERATING REVENUES (including $83.1, $82.6 and
    $73.1 from affiliates)                                                           $2,278.6        $2,160.7       $2,066.0
                                                                                ---------------------------------------------
 OPERATING EXPENSES
    Employee costs, including benefits and taxes                                        340.6           331.1          334.4
    Depreciation and amortization                                                       455.7           440.8          469.8
    Other (including $478.2, $526.8 and $504.6 to affiliates)                           784.4           823.2          800.7
                                                                                ---------------------------------------------
                                                                                      1,580.7         1,595.1        1,604.9
                                                                                ---------------------------------------------

 OPERATING INCOME                                                                       697.9           565.6          461.1

 OTHER INCOME, NET (including $.5, $0 and $0 from affiliate)                              1.0             5.9            2.0

 INTEREST EXPENSE (including $9.5, $8.0 and $5.1 to affiliate)                           70.6            69.8           67.1
                                                                                ---------------------------------------------

 INCOME BEFORE PROVISION FOR INCOME TAXES                                               628.3           501.7          396.0

 PROVISION FOR INCOME TAXES                                                             240.5           186.3          148.6
                                                                                ---------------------------------------------

 NET INCOME                                                                          $  387.8        $  315.4       $  247.4
                                                                                =============================================

                      See Notes to Financial Statements.

                        Bell Atlantic - Maryland, Inc.

                                BALANCE SHEETS
                             (Dollars in Millions)


                                    ASSETS
                                    ------

                                                             December 31
                                                       1999               1998
--------------------------------------------------------------------------------

CURRENT ASSETS
Cash                                               $    1.1          $     ---
Short-term investments                                 37.1               32.5
Accounts receivable:
  Trade and other, net of allowances
   for uncollectibles of $33.4 and $29.3              420.6              422.3
  Affiliates                                           52.9               45.7
Material and supplies                                   7.2               10.0
Prepaid expenses                                       61.2               52.9
Other                                                    .1                ---
                                              ----------------------------------
                                                      580.2             563.4
                                              ----------------------------------

PLANT, PROPERTY AND EQUIPMENT                       6,672.4           6,292.5
Less accumulated depreciation                       3,907.8           3,614.0
                                              ----------------------------------
                                                    2,764.6           2,678.5
                                              ----------------------------------

OTHER ASSETS                                           70.0              25.2
                                              ----------------------------------

TOTAL ASSETS                                       $3,414.8          $3,267.1
                                              ==================================

                      See Notes to Financial Statements.

                        Bell Atlantic - Maryland, Inc.

                                BALANCE SHEETS
                             (Dollars in Millions)


                    LIABILITIES AND SHAREOWNER'S INVESTMENT
                    ---------------------------------------

                                                                                                         December 31
                                                                                                 1999                   1998
-----------------------------------------------------------------------------------------------------------------------------
 CURRENT LIABILITIES
 Debt maturing within one year:
    Note payable to affiliate                                                                   $ 335.2              $ 178.4
    Other                                                                                           8.0                101.4
 Accounts payable and accrued liabilities:
    Affiliates                                                                                    186.8                203.5
    Other                                                                                         297.5                295.9
 Other liabilities                                                                                 69.3                 68.1
                                                                                    -----------------------------------------
                                                                                                  896.8                847.3
                                                                                    -----------------------------------------

 LONG-TERM DEBT                                                                                   851.2                858.4
                                                                                    -----------------------------------------

 EMPLOYEE BENEFIT OBLIGATIONS                                                                     325.1                379.8
                                                                                    -----------------------------------------
 DEFERRED CREDITS AND OTHER LIABILITIES
 Deferred income taxes                                                                            193.9                121.0
 Unamortized investment tax credits                                                                10.5                 12.1
 Other                                                                                             72.3                 85.1
                                                                                    -----------------------------------------
                                                                                                  276.7                218.2
                                                                                    -----------------------------------------

 COMMITMENTS AND CONTINGENCIES (Notes 5 and 14)

 SHAREOWNER'S INVESTMENT
 Common stock - one share, without par value, owned by parent                                     735.4                735.4
 Capital surplus                                                                                   31.7                 31.7
 Reinvested earnings                                                                              298.0                196.7
 Accumulated other comprehensive loss                                                               (.1)                 (.4)
                                                                                    -----------------------------------------
                                                                                                1,065.0                963.4
                                                                                    -----------------------------------------
 TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT                                                 $3,414.8             $3,267.1
                                                                                    =========================================

                      See Notes to Financial Statements.

                        Bell Atlantic - Maryland, Inc.

               STATEMENTS OF CHANGES IN SHAREOWNER'S INVESTMENT
                             (Dollars in Millions)

                                                                                1999               1998               1997
-----------------------------------------------------------------------------------------------------------------------------
 COMMON STOCK
    Balance at beginning of year                                            $  735.4            $ 735.4            $ 825.4
    Transfer of stated capital to capital surplus                                ---                ---              (90.0)
                                                                     --------------------------------------------------------
    Balance at end of year                                                     735.4              735.4              735.4
                                                                     --------------------------------------------------------

 CAPITAL SURPLUS
    Balance at beginning of year                                                31.7               31.7                ---
    Transfer of stated capital from capital surplus                              ---                ---               90.0
    Distribution of capital surplus to Bell Atlantic                             ---                ---              (58.3)
                                                                     --------------------------------------------------------
    Balance at end of year                                                      31.7               31.7               31.7
                                                                     --------------------------------------------------------
 REINVESTED EARNINGS
    Balance at beginning of year                                               196.7               56.4              129.5
    Net income                                                                 387.8              315.4              247.4
    Dividends paid to Bell Atlantic                                           (286.6)            (175.6)            (314.2)
    Other                                                                         .1                 .5               (6.3)
                                                                     --------------------------------------------------------
    Balance at end of year                                                     298.0              196.7               56.4
                                                                     --------------------------------------------------------
 ACCUMULATED OTHER COMPREHENSIVE LOSS
    Balance at beginning of year                                                 (.4)               ---                ---
    Minimum pension liability adjustment                                          .3                (.4)               ---
                                                                     --------------------------------------------------------
    Balance at end of year                                                       (.1)               (.4)               ---
                                                                     --------------------------------------------------------

 TOTAL SHAREOWNER'S INVESTMENT                                              $1,065.0            $ 963.4            $ 823.5
                                                                     ========================================================

 COMPREHENSIVE INCOME
    Net income                                                              $  387.8            $ 315.4            $ 247.4
    Minimum pension liability adjustment                                          .3                (.4)               ---
                                                                     --------------------------------------------------------
 TOTAL COMPREHENSIVE INCOME                                                 $  388.1            $ 315.0            $ 247.4
                                                                     ========================================================

                      See Notes to Financial Statements.

                        Bell Atlantic - Maryland, Inc.

                           STATEMENTS OF CASH FLOWS
                        For the Years Ended December 31
                             (Dollars in Millions)

                                                                                    1999             1998             1997
-----------------------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                                       $387.8          $ 315.4          $ 247.4
 Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                455.7            440.8            469.8
      Equity income from affiliate                                                   (.5)             ---              ---
      Dividends received from equity affiliate                                        .5              ---              ---
      Deferred income taxes, net                                                    75.6             18.7              1.7
      Investment tax credits                                                        (1.6)            (2.0)            (3.1)
      Other items, net                                                                .5              1.0             (1.8)
      Changes in certain assets and liabilities:
        Accounts receivable                                                         (5.5)           (26.0)            72.0
        Material and supplies                                                        2.8              1.5             (4.1)
        Other assets                                                               (32.8)            (8.4)            17.3
        Accounts payable and accrued liabilities                                   (19.6)           (13.0)            (1.0)
        Employee benefit obligations                                               (54.1)           (51.6)           (28.0)
        Other liabilities                                                          (14.5)            (9.1)             9.1
                                                                           --------------------------------------------------
 Net cash provided by operating activities                                         794.3            667.3            779.3
                                                                           --------------------------------------------------
 CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of short-term investments                                               (37.1)           (47.9)           (43.9)
 Proceeds from sale of short-term investments                                       32.5             43.3             51.1
 Capital expenditures                                                             (554.5)          (538.6)          (488.5)
 Other, net                                                                          (.6)            15.9             17.8
                                                                           --------------------------------------------------
 Net cash used in investing activities                                            (559.7)          (527.3)          (463.5)
                                                                           --------------------------------------------------
 CASH FLOWS FROM FINANCING ACTIVITIES
 Principal repayments of borrowings and capital lease obligations                 (101.2)            (5.4)            (7.4)
 Net change in note payable to affiliate                                           156.8             32.9             70.2
 Dividends paid                                                                   (286.6)          (175.6)          (314.2)
 Capital surplus distribution                                                        ---              ---            (58.3)
 Net change in outstanding checks drawn on controlled
    disbursement accounts                                                           (2.5)             8.1             (6.1)
                                                                           --------------------------------------------------
 Net cash used in financing activities                                            (233.5)          (140.0)          (315.8)
                                                                           --------------------------------------------------

 NET CHANGE IN CASH                                                                  1.1              ---              ---

 CASH, BEGINNING OF YEAR                                                             ---              ---              ---
                                                                           --------------------------------------------------

 CASH, END OF YEAR                                                                 $ 1.1            $ ---            $ ---
                                                                           ==================================================


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

     The telecommunications industry is undergoing substantial changes as a result of the Telecommunications Act of 1996, other public policy changes and technological advances. These changes are bringing increased competitive pressures in our current businesses, but will also open new markets to Bell Atlantic.

     Basis of Presentation

     We prepare our financial statements under generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts or certain disclosures. Actual results could differ from those estimates.

     We have a 1.93% ownership interest in SMS/800, a venture that is jointly owned by the Bell Operating Companies. SMS/800 administers the centralized national database system associated with toll free numbers. We use the equity method of accounting for our investment in SMS/800.

     We have reclassified certain amounts from prior periods to conform with our current presentation.

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

     Average Lives (in years)
     -------------------------------------------------------------------
     Buildings                                                    30
     Central office equipment                                    5 - 10
     Outside communications plant                                16 - 50
     Furniture, vehicles and other                               3 - 15

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

     Computer Software Costs

     Effective January 1, 1999, we adopted Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Under SOP No. 98-1, we capitalize the cost of internal-use software which has a useful life in excess of one year. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. Also, we capitalize interest associated with the development of internal-use software. Capitalized computer software costs are amortized using the straight-line method over a period of 3 to 5 years. The effect of adopting SOP No. 98-1 for Bell Atlantic was an increase in net income of approximately $230 million in 1999. We also capitalized approximately $24 million as an intangible asset in 1999.

     Prior to 1999, we capitalized initial right-to-use fees for central office switching equipment, including initial operating system and initial application software costs. For noncentral office equipment, only the initial operating system software was capitalized. Subsequent additions, modifications, or upgrades of initial software programs, whether operating or application packages, were expensed as incurred.

     Income Taxes

     Bell Atlantic and its domestic subsidiaries, including us, file a consolidated federal income tax return.

     Current and deferred tax expense is determined by applying the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes" to each subsidiary as if it were a separate taxpayer.

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

                         Bell Atlantic - Maryland, Inc.

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

     Costs of Start-Up Activities

     Effective January 1, 1999, we adopted SOP No. 98-5, "Reporting on the Costs of Start-up Activities." Under this accounting standard, we expense costs of start-up activities as incurred, including pre-operating, pre-opening and other organizational costs. The adoption of SOP No. 98-5 did not have a material effect on our results of operations or financial condition because we did not historically capitalize start-up activities.

     New Accounting Standard - Derivatives and Hedging Activities

     In June 1998, the Financial Accounting Standards Board (FASB) issued
SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivatives be measured at fair value and recognized as either assets or liabilities on our balance sheet. Changes in the fair values of derivative instruments will be recognized in either earnings or comprehensive income, depending on the designated use and effectiveness of the instruments. The FASB amended this pronouncement in June 1999 to defer the effective date of SFAS No. 133 for one year. We must adopt SFAS No. 133 no later than January 1, 2001.

     On March 3, 2000, the FASB issued a Proposed SFAS "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which would amend SFAS No. 133. The proposed amendments address certain implementation issues and relate to such matters as the normal purchases and normal sales exception, the definition of interest rate risk, hedging recognized foreign-currency-denominated debt instruments, and intercompany derivatives.

     The adoption of SFAS No. 133 will have no material effect on our results of operations or financial condition because we currently do not enter into the use of derivative instruments or participate in hedging activities.

     New Staff Accounting Bulletin - Revenue Recognition

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which currently must be adopted by June 30, 2000. SAB No. 101 provides additional guidance on revenue recognition, as well as criteria from when revenue is generally realized and earned, and also requires the deferral of incremental direct selling costs. We are currently assessing the impact of SAB No. 101 on our results of operations and financial position.


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

                         Bell Atlantic - Maryland, Inc.

representing our allocated share of merger-related costs from Bell Atlantic Network Services, Inc. (NSI), an affiliate which provides centralized services on a contract basis. Costs allocated from NSI are included Other Operating Expenses.

     Direct incremental costs consist of expenses associated with compensation arrangements related to completing the merger transaction. Employee severance costs, as recorded under SFAS No. 112, "Employers' Accounting for Postemployment Benefits," represent our proportionate share of benefit costs for the separation by the end of 1999 of management employees who are entitled to benefits under pre-existing Bell Atlantic separation pay plans. During 1997, 1998 and 1999, 15, 73 and 22 management employees were separated with severance benefits. Accrued postemployment benefit liabilities are included in our balance sheets as a component of Employee Benefit Obligations.

Other Initiatives

     During 1997, we recorded other charges and special items totaling approximately $52 million (pre-tax) in connection with consolidating operations and combining organizations, and for other special items arising during the year. These charges were comprised of the following significant items.

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

     The following table provides a reconciliation of the liabilities associated with Bell Atlantic- NYNEX merger-related costs and other charges and special items described above:

                                                                                               (DOLLARS IN MILLIONS)
                                                                              1997                              1998
                            ----------------------------------------------------------------------------------------
                                       Charged to
                            Beginning  Expense or                           End of                            End of
                              of Year     Revenue  Deductions  Adjustments    Year   Deductions  Adjustments    Year
                            ----------------------------------------------------------------------------------------
Merger-Related:
Direct incremental costs        $  --       $  .4    $  (.4)a        $  --    $ --      $  --           $ --   $  --
Severance obligation             18.6         4.4       (.8)a         (7.0)    15.2      (1.7)a          2.7    16.2
Other Initiatives:
Write-down of fixed assets
 and real estate
 consolidation                     --        35.8     (34.5)b           --      1.3      (1.3)a           --      --
Regulatory contingencies
 and other special items           --        15.7      (3.4)c           --     12.3      (3.2)d          (.6)    8.5
                            ----------------------------------------------------------------------------------------
                                $18.6       $56.3    $(39.1)         $(7.0)   $28.8     $(6.2)          $2.1   $24.7
                            ========================================================================================
                                         (DOLLARS IN MILLIONS)
                                                          1999
                          ------------------------------------

                                                        End of
                           Deductions     Adjustments     Year
                          ------------------------------------
Merger-Related:
Direct incremental costs      $  --            $  --     $  --
Severance obligation           (1.2)a           (1.8)     13.2
Other Initiatives:
Write-down of fixed assets
 and real estate
 consolidation                   --               --        --
Regulatory contingencies
 and other special items         --               --       8.5
                          ------------------------------------
                              $(1.2)           $(1.8)    $21.7
                          ====================================

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

                         Bell Atlantic - Maryland, Inc.

     Liabilities for regulatory contingencies and other special items will be utilized as the respective matter is settled. The obligation for severance benefits, which has been determined under SFAS No. 112, represents expected payments to employees who leave the company with benefits provided under pre-existing separation pay plans. The severance obligation is adjusted through annual costs, which are actuarially determined based upon financial market interest rates, experience, and management's best estimate of future benefit payments. In 1997, the merger-related severance costs increased our existing severance obligation. At December 31, 1999, the merger-related separations were completed and the remaining balance represents our obligation for ongoing separations under the pre-existing separation pay plans, in accordance with SFAS No. 112.


3.   PROPOSED BELL ATLANTIC - GTE MERGER

     Bell Atlantic and GTE Corporation (GTE) have announced a proposed merger of equals under a definitive merger agreement dated as of July 27, 1998. Under the terms of the agreement, GTE shareholders will receive 1.22 shares of Bell Atlantic common stock for each share of GTE common stock that they own. Bell Atlantic shareholders will continue to own their existing shares after the merger.

     It is expected that the merger will qualify as a pooling of interests, which means that for accounting and financial reporting purposes the companies will be treated as if they had always been combined. At annual meetings held in May 1999, the shareholders of each company approved the merger. The completion of the merger is subject to a number of conditions, including certain regulatory approvals (all of which have been obtained except that of the Federal Communications Commission) and receipt of opinions that the merger will be tax-free.

     The companies are targeting completion of the merger in the second quarter of 2000.


4.   PLANT, PROPERTY AND EQUIPMENT

     The following table displays the details of plant, property and equipment, which is stated at cost:

                                                                 December 31
                                                       -------------------------
(Dollars in Millions)                                        1999          1998
--------------------------------------------------------------------------------
Land                                                    $    23.2     $    23.3
Buildings                                                   448.3         440.6
Central office equipment                                  3,027.3       2,834.8
Outside communications plant                              2,485.1       2,390.2
Furniture, vehicles and other work equipment                467.5         469.3
Other                                                        88.5          68.2
Construction-in-progress                                    132.5          66.1
                                                       -------------------------
                                                          6,672.4       6,292.5
Accumulated depreciation                                 (3,907.8)     (3,614.0)
                                                       -------------------------
Total                                                   $ 2,764.6     $ 2,678.5
                                                       =========================


5.   LEASES

     We lease certain facilities and equipment for use in our operations under both capital and operating leases. We did not incur any initial capital lease obligations in 1999 or 1997. We incurred initial capital lease obligations of $.04 million in 1998.

     Capital lease amounts included in plant, property and equipment are as follows:
                                                               December 31
                                                     ---------------------------
(Dollars in Millions)                                     1999             1998
--------------------------------------------------------------------------------
Capital leases                                          $ 36.2           $ 36.3
Accumulated amortization                                 (18.6)           (17.3)
                                                     ---------------------------
Total                                                   $ 17.6           $ 19.0
                                                     ===========================

                         Bell Atlantic - Maryland, Inc.

     Total rent expense amounted to $38.4 million in 1999, $53.7 million in 1998 and $54.5 million in 1997. Of these amounts, $29.8 million in 1999, $47.2 million in 1998 and $46.2 million in 1997, were lease payments to affiliated companies.

     This table displays, the aggregate minimum rental commitments under noncancelable leases for the periods shown at December 31, 1999:

(Dollars in Millions)
Years                                      Capital Leases   Operating Leases
--------------------------------------------------------------------------------
2000                                                $11.4               $1.7
2001                                                  3.7                 .9
2002                                                  3.7                 .7
2003                                                  3.7                 .6
2004                                                  3.7                 .6
Thereafter                                           21.3                1.3
                                           -------------------------------------
Total minimum rental commitments                     47.5               $5.8
                                                                ================
Less interest and executory costs                    19.1
                                           ----------------
Present value of minimum lease payments              28.4
Less current installments                             7.9
                                           ----------------
Long-term obligation at December 31, 1999           $20.5
                                           ================

6.   DEBT

     Debt Maturing Within One Year

     Debt maturing within one year consists of the following at December 31:

(Dollars in Millions)                                                           1999          1998
--------------------------------------------------------------------------------------------------
Note payable to affiliate (BANFC)                                             $335.2        $178.4
Long-term debt maturing within one year                                          8.0         101.4
                                                                           -----------------------
Total debt maturing within one year                                           $343.2        $279.8
                                                                           =======================
Weighted average interest rate for note payable outstanding at year-end         5.9%          5.0%
                                                                           =======================

     We have a contractual agreement with an affiliated company, Bell Atlantic Network Funding Corporation (BANFC), for the provision of short-term financing and cash management services. BANFC issues commercial paper and obtains bank loans to fund the working capital requirements of Bell Atlantic's network services subsidiaries, including us, and invests funds in temporary investments on their behalf. At December 31, 1999, we had $164.8 million of an unused line of credit with BANFC.

                         Bell Atlantic - Maryland, Inc.


     Long-Term Debt

     Long-term debt consists principally of debentures that we have issued. Interest rates and maturities of the amounts outstanding are as follows at December 31:

                                                                 Interest
Description                                                          Rate           Maturity             1999                 1998
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                      (Dollars in Millions)
Seven year debenture                                                                                    $ ---               $100.0
Thirty-nine year debenture                                         4 3/8%               2002             50.0                 50.0
Ten year debenture                                                 6                    2003            200.0                200.0
Thirty-seven year debenture                                        5 7/8                2004             60.0                 60.0
Forty year debenture                                               6 5/8                2008             75.0                 75.0
Forty year debenture                                               7 1/4                2012             50.0                 50.0
Thirty year debenture                                              7.15                 2023            250.0                250.0
Forty year debenture                                               8                    2029             50.0                 50.0
Forty year debenture                                               8.30                 2031           100.00                100.0
                                                                                               ------------------------------------
                                                                                                        835.0                935.0
Other - long-term debt                                        7.35 - 8.75          2000-2005              1.0                  1.1
Unamortized discount and premium, net                                                                    (5.2)                (5.7)
Capital lease obligations - average rate 11.4% and 11.3%                                                 28.4                 29.4
                                                                                               ------------------------------------
Total long-term debt, including current maturities                                                      859.2                959.8
Less maturing within one year                                                                             8.0                101.4
                                                                                               ------------------------------------
Total long-term debt                                                                                   $851.2               $858.4
                                                                                               ====================================

     Our long-term debt outstanding at December 31, 1999 includes $235.0 million that is callable. The call prices range from 101.51% to 100.0% of face value, depending upon the remaining term to maturity of the issue.


7.   FINANCIAL INSTRUMENTS

     Concentrations of Credit Risk

     Financial instruments that subject us to concentrations of credit risk consist primarily of short-term investments and trade receivables. Concentrations of credit risk with respect to trade receivables other than those from AT&T are limited due to the large number of customers. We generated revenues from services provided to AT&T (primarily network access and billing and collection) of $152.9 in million in 1999, $146.7 million in 1998, and $157.9 million in 1997.

        Fair Value of Financial Instruments

        The table below provides additional information about our material financial instruments at December 31:

Financial Instrument                                Valuation Method
-----------------------------------------------------------------------------------------------------
Note payable to affiliate (BANFC) and short-term    Carrying amounts
 investments
Debt (excluding capital leases)                     Market quotes for similar terms and maturities or
                                                     future cash flows discounted at current rates



                                         1999                    1998
                                 -----------------------------------------------
                                  Carrying                Carrying
                                    Amount   Fair Value     Amount   Fair Value
--------------------------------------------------------------------------------
                                             (Dollars in Millions)
Debt                              $1,166.0     $1,138.4   $1,108.8     $1,193.8

                         Bell Atlantic - Maryland, Inc.

8.   COMPREHENSIVE INCOME

     Comprehensive income consists of net income and other gains and losses affecting shareowner's investment that, under generally accepted accounting principles, are excluded from net income.

     The change in other comprehensive loss, net of income tax expense (benefit), is as follows:

                                                                                             Years ended December 31
                                                                                ------------------------------------------------
(Dollars in Millions)                                                                 1999              1998               1997
--------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss):
   Minimum pension liability adjustment (net of taxes of $.2, $(.3) and $0)         $   .3           $  (.4)             $  ---
                                                                                ------------------------------------------------
                                                                                    $   .3           $  (.4)             $  ---
                                                                                ================================================

     Accumulated other comprehensive loss is comprised of the following:

                                                                 December 31
                                                             -------------------
(Dollars in Millions)                                            1999      1998
--------------------------------------------------------------------------------
Accumulated other comprehensive loss:
 Minimum pension liability adjustment                           $ (.1)    $ (.4)
                                                             -------------------
                                                                $ (.1)    $ (.4)
                                                             ===================


9.   STOCK INCENTIVE PLANS

     We participate in stock-based compensation plans sponsored by Bell Atlantic. Bell Atlantic applies APB Opinion No. 25 and related interpretations in accounting for the plans and has adopted the disclosure-only provisions of SFAS No. 123. If Bell Atlantic had elected to recognize compensation expense based on the fair value at the grant dates for 1997 and subsequent awards consistent with the provisions of SFAS No. 123, our net income would have been changed to the pro forma amounts indicated below:

(Dollars in Millions)                         1999           1998           1997
--------------------------------------------------------------------------------
Net income:
   As reported                            $  387.8       $  315.4       $  247.4
   Pro forma                                 384.7          311.7          244.5

     These results may not be representative of the effects on pro forma net income for future years.

     The pro forma net income amounts were determined using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

                                                        1999      1998      1997
--------------------------------------------------------------------------------
Dividend yield                                         3.98%     4.59%     4.86%
Expected volatility                                   21.51%    18.63%    14.87%
Risk-free interest rate                                4.82%     5.55%     6.35%
Expected lives (in years)                              5         5         5

     The weighted average value of options granted was $9.60 per option during 1999, $6.47 per option during 1998 and $4.30 per option during 1997.


10.  EMPLOYEE BENEFITS

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

                         Bell Atlantic - Maryland, Inc.

     In 1998, following the completion of the merger with NYNEX, the assets of the Bell Atlantic and NYNEX pension and savings plans were commingled in a master trust, and effective January 1, 1998, Bell Atlantic established common pension and savings plan benefit provisions for all management employees.

     The structure of Bell Atlantic's benefit plans does not provide for the separate determination of certain disclosures for our company. The required information is provided on a consolidated basis in Bell Atlantic's Annual Report on Form 10-K for the year ended December 31, 1999. What follows are our benefit costs and obligations for 1999, 1998 and 1997. The disclosures in 1997 reflect the historic benefit plans and actuarial assumptions in effect during those years, as shown in the tables below.

Pension and Other Postretirement Benefits

     Substantive commitments for future plan amendments are reflected in the pension costs and benefit obligations. Pension and other postretirement benefits for our associate employees are subject to collective bargaining agreements. Modifications in associate benefits have been bargained from time to time, and Bell Atlantic may also periodically amend the benefits in the management plans. The following table provides our benefit costs for 1999, 1998 and 1997.

                                                                                                            Years ended December 31
                                                             Pension                                   Healthcare and Life
                                            ----------------------------------------------------------------------------------------

(Dollars in Millions)                            1999            1998            1997          1999            1998            1997
------------------------------------------------------------------------------------------------------------------------------------

  Net periodic (income) benefit cost           $(53.5)         $(39.3)         $(18.4)         $6.9            $8.6           $15.9

        Amounts recognized on the balance sheets consist of:

                                                                                                                    December 31
                                                           Pension                                     Healthcare and Life
                                            ------------------------------------------------------------------------------------
(Dollars in Millions)                              1999                    1998                    1999                    1998
--------------------------------------------------------------------------------------------------------------------------------
  Employee benefit obligations                    $(4.8)                 $(41.9)                $(297.9)                $(306.2)
  Qualified pension asset                          17.5                     ---                     ---                     ---
  Other assets                                       .2                      .3                     ---                     ---
  Accumulated other comprehensive loss               .2                      .7                     ---                     ---

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

Assumptions

        The actuarial assumptions used are based on financial market interest rates, past experience, and management's best estimate of future benefit changes and economic conditions. Changes in these assumptions may impact future benefit costs and obligations. The weighted-average assumptions used in determining expense and benefit obligations are as follows:

                                                                    Pension           Healthcare and Life
                                                          ------------------------------------------------
                                                              1999    1998    1997    1999    1998    1997
----------------------------------------------------------------------------------------------------------
Discount rate at end of year                                 8.00%   7.00%   7.25%   8.00%   7.00%   7.25%
Long-term rate of return on plan assets for the year         9.00    8.90    8.90    9.00    8.90    8.90
Rate of future increases in compensation at end of year      4.00    4.00    4.00    4.20    4.00    4.00
Medical cost trend rate at end of year                                               5.50    6.00    6.50
   Ultimate (year 2001)                                                              5.00    5.00    5.00
Dental cost trend rate at end of year                                                3.50    3.50    3.50
   Ultimate (year 2002)                                                              3.00    3.00    3.00

Savings Plans and Employee Stock Ownership Plans

     Substantially all of our employees are eligible to participate in savings plans maintained by Bell Atlantic. Under these plans, a certain percentage of eligible employee contributions are matched with shares of Bell Atlantic common stock. We match employee contributions through two leveraged employee stock ownership plans (ESOPs) maintained by Bell Atlantic. Bell Atlantic recognizes leveraged ESOP cost based on the modified shares allocated method for these leveraged ESOPs that held securities before December 15, 1989. We recognize our proportionate share of total ESOP cost based on our matching obligation attributable to our participating employees. We recorded total savings plan costs of $6.5 million in 1999, $5.0 million in 1998 and $7.2 million in 1997.

                         Bell Atlantic - Maryland, Inc.

11.  INCOME TAXES

     The components of income tax expense are presented in the following table:

                                             Years ended December 31
                                 ----------------------------------------------
(Dollars in Millions)                      1999           1998            1997
-------------------------------------------------------------------------------
Current:
  Federal                                $145.7         $154.8          $139.2
  State and local                          20.8           14.8            10.8
                                 ----------------------------------------------
                                          166.5          169.6           150.0
                                 ----------------------------------------------
Deferred:
  Federal                                  61.8           15.5            (8.5)
  State and local                          13.8            3.2            10.2
                                 ----------------------------------------------
                                           75.6           18.7             1.7
                                 ----------------------------------------------
                                          242.1          188.3           151.7
Investment tax credits                     (1.6)          (2.0)           (3.1)
                                 ----------------------------------------------
Total income tax expense                 $240.5         $186.3          $148.6
                                 ==============================================

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

     The following table shows the principal reasons for the difference between the effective income tax rate and the statutory federal income tax rate:

                                                                   Years ended December 31
                                                    -------------------------------------------------------
                                                                 1999              1998               1997
-----------------------------------------------------------------------------------------------------------
Statutory federal income tax rate                             35.0%             35.0%              35.0%
Investment tax credits                                         (.2)              (.3)               (.5)
State income taxes, net of federal tax benefits                3.6               2.3                3.4
Other, net                                                     (.1)               .1                (.4)
                                                    -------------------------------------------------------
Effective income tax rate                                     38.3%             37.1%              37.5%
                                                    =======================================================

     Deferred taxes arise because of differences in the book and tax bases of certain assets and liabilities. Significant components of deferred tax liabilities (assets) are shown in the following table:

                                                       December 31
                                           -------------------------------------
(Dollars in Millions)                                   1999               1998
--------------------------------------------------------------------------------
Deferred tax liabilities:
   Depreciation                                       $385.6             $370.7
   Other                                               100.0               34.8
                                           -------------------------------------
                                                       485.6              405.5
                                           -------------------------------------
Deferred tax assets:
   Employee benefits                                  (210.4)            (233.6)
   Investment tax credits                               (4.4)              (4.8)
   Advance payments                                     (4.7)              (5.8)
   Other                                               (66.0)             (37.0)
                                           -------------------------------------
                                                      (285.5)            (281.2)
                                           -------------------------------------
Net deferred tax liability                            $200.1             $124.3
                                           =====================================

     Deferred tax assets include approximately $187 million at December 31, 1999 and $189 million at December 31, 1998, related to postretirement benefit costs recognized under SFAS No. 106. This deferred tax asset will gradually be realized over the estimated lives of current retirees and employees.

                         Bell Atlantic - Maryland, Inc.

12.     ADDITIONAL FINANCIAL INFORMATION

        The tables below provide additional financial information related to our financial statements:

                                                             December 31
                                                     ---------------------------
(Dollars in Millions)                                        1999          1998
--------------------------------------------------------------------------------
BALANCE SHEETS:
Accounts payable and accrued liabilities:
   Accounts payable - other                                $212.4        $205.1
   Accounts payable - affiliates                            185.1         202.7
   Accrued vacation pay                                      34.3          32.7
   Accrued expenses                                          28.2          32.3
   Accrued taxes                                              9.7          10.1
   Interest payable - other                                  12.9          15.7
   Interest payable - affiliate                               1.7            .8
                                                     ---------------------------
                                                           $484.3        $499.4
                                                     ===========================
Other current liabilities:
   Advance billings and customer deposits                  $ 63.1        $ 64.8
   Deferred income taxes                                      6.2           3.3
                                                     ---------------------------
                                                           $ 69.3        $ 68.1
                                                     ===========================

                                                                           Years ended December 31
                                                           ---------------------------------------------------------
(Dollars in Millions)                                                    1999               1998               1997
--------------------------------------------------------------------------------------------------------------------
 STATEMENTS OF CASH FLOWS:
 Cash paid during the year for:
    Income taxes, net of amounts refunded                              $176.1             $157.1             $143.2
    Interest, net of amounts capitalized                                 71.7               68.7               65.2

 STATEMENTS OF INCOME:
 Interest expense incurred, net of amounts capitalized                   70.6               69.8               67.1
 Capitalized interest                                                     4.3                5.6                4.0
 Advertising expense                                                     12.7               14.5               13.4

     Interest paid during the year includes $8.6 million in 1999, $8.0 million in 1998 and $4.5 million in 1997 related to short-term financing services provided by Bell Atlantic Network Funding Corporation (see Note 6).

     Advertising expense includes $12.6 million in 1999, $14.1 million in 1998 and $11.5 million in 1997 allocated to us by Bell Atlantic Network Services, Inc.

     At December 31, 1999 and 1998, $17.2 million and $19.7 million of bank overdrafts were classified as accounts payable.


13.  TRANSACTIONS WITH AFFILIATES

     Our financial statements include transactions with Bell Atlantic Network Services, Inc. (NSI), Bell Atlantic Network Funding Corporation (BANFC), Bell Atlantic and various other affiliates.

     We have contractual arrangements with NSI for the provision of various centralized services. These services are divided into two broad categories. The first category is comprised of network related services which generally benefit only Bell Atlantic's operating telephone subsidiaries, including us. These services include administration, marketing, product advertising, sales, information systems, network technology planning, labor relations, and staff support for various network operations. The second category is comprised of overhead and support services which generally benefit all subsidiaries of Bell Atlantic. Such services include corporate governance and staff support in finance, external affairs, legal and corporate secretary, media relations, employee communications, corporate advertising, human resources, and treasury. We receive technical and support services from Bell Communications Research, Inc. (Bellcore), a company previously owned jointly by the regional holding companies. In 1997, Bell Atlantic and other Bellcore owners sold their jointly owned investment in

                         Bell Atlantic - Maryland, Inc.

Bellcore. We continue to contract with Bellcore (now known as Telcordia Technologies, Inc.) for technical and support services. The costs of these services are billed to us through NSI and are included with network related services in 1999 and 1998 in the table below.

     We recognize interest expense in connection with contractual arrangements with BANFC to provide short-term financing, investing and cash management services to us (see Note 6).

     Operating revenues include obligations to affiliates in connection with an interstate revenue sharing arrangement with Bell Atlantic's operating telephone subsidiaries. Other operating revenues and expenses include miscellaneous items of income and expense resulting from transactions with other affiliates, primarily rental of facilities and equipment. At December 31, 1999, we began recording official communications services revenues from our affiliates as revenues rather than reductions to expense as in previous periods. We have restated prior periods to include these revenues as revenues from affiliates on our income statement and in the table below.

     On June 1, 1999, Bell Atlantic Full Services Channel, Inc., an affiliate, sold its ownership interest in SMS/800 to us and the other operating telephone companies of Bell Atlantic at its fair value in accordance with a Federal Communications Commission order. SMS/800 is a venture jointly held by the Bell Operating Companies that administers the centralized national database system associated with toll free numbers. We paid $78,616 to receive a 1.55% ownership interest in SMS/800. Our ownership percentage has increased to 1.93% as a result of the merger of SBC Communications, Inc. and Ameritech Corporation. In connection with our investment, we record equity income and receive cash dividends.

     We also paid cash dividends and made distributions of capital surplus to our parent, Bell Atlantic.

     Transactions with affiliates are summarized as follows:

                                                                              Years ended December 31
                                                        ------------------------------------------------------------
(Dollars in Millions)                                                  1999                1998                1997
--------------------------------------------------------------------------------------------------------------------
Operating revenues:
   Interstate revenue sharing to affiliates                          $(15.4)             $(15.4)             $(15.4)
   Other revenue from affiliates                                       98.5                98.0                88.5
                                                        ------------------------------------------------------------
                                                                       83.1                82.6                73.1
                                                        ------------------------------------------------------------
Operating expenses:
   NSI - network                                                      168.1               242.8               265.3
   NSI - other                                                        242.1               201.9               144.2
   Bellcore                                                             ---                 ---                19.8
   Other                                                               68.0                82.1                75.3
                                                        ------------------------------------------------------------
                                                                      478.2               526.8               504.6
                                                        ------------------------------------------------------------

Equity income from SMS/800                                               .5                 ---                 ---

Interest expense to BANFC                                               9.5                 8.0                 5.1

Dividends paid to Bell Atlantic                                       286.6               175.6               314.2

Distributions of capital surplus to Bell Atlantic                       ---                 ---                58.3

Dividends received from SMS/800                                          .5                 ---                 ---

     Outstanding balances with affiliates are reported on the balance sheets at December 31, 1999 and 1998 as Accounts Receivable - Affiliates, Note Payable to Affiliate, and Accounts Payable and Accrued Liabilities - Affiliates.

     On February 1, 2000, we declared and paid a dividend in the amount of $83.2 million to Bell Atlantic.

                         Bell Atlantic - Maryland, Inc.


14.  COMMITMENTS AND CONTINGENCIES

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


15.  SEGMENT INFORMATION

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


16.  QUARTERLY FINANCIAL INFORMATION (unaudited)

                                       Operating                     Operating
Quarter Ended                           Revenues                        Income                    Net Income
--------------------------------------------------------------------------------------------------------------
                                                         (Dollars in Millions)
1999:
March 31                                 $ 550.7                       $ 167.4                        $ 92.6
June 30                                    574.6                         179.4                         101.9
September 30                               579.3                         183.8                         101.5
December 31                                574.0                         167.3                          91.8
                    ------------------------------------------------------------------------------------------
Total                                   $2,278.6                       $ 697.9                       $ 387.8
                    ==========================================================================================

1998:
March 31                                 $ 533.2                       $ 148.4                        $ 82.0
June 30                                    529.1                         122.1                          67.7
September 30                               555.9                         157.3                          87.1
December 31                                542.5                         137.8                          78.6
                    ------------------------------------------------------------------------------------------
Total                                   $2,160.7                       $ 565.6                       $ 315.4
                    ==========================================================================================

Operating revenues for the first three quarters of 1999 and all quarters of 1998 have been restated to reflect a change in the recording of official communications services provided to affiliates (see Note 13). As a result, operating revenues increased $6.1 million for each of the quarters ended March 31, June 30 and September 30, 1999; $5.3 million for each of the quarters ended March 31, June 30 and September 30, 1998; and $5.4 million for the quarter ended December 31, 1998. This restatement had no impact on Operating Income and Net Income.

                         Bell Atlantic - Maryland, Inc.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended December 31, 1999, 1998 and 1997
                              (Dollars in Millions)

                                                                 Additions
                                                    ------------------------------------
                                         Balance at                        Charged to
                                       Beginning of      Charged to    Other Accounts        Deductions        Balance at End
Description                                  Period        Expenses           Note(a)          Note (b)             of Period
-----------------------------------------------------------------------------------------------------------------------------
Allowance for Uncollectible
Accounts Receivable:

Year 1999                                     $29.3           $23.1           $36.2             $55.2                 $33.4

Year 1998                                     $31.0           $18.5           $34.7             $54.9                 $29.3

Year 1997                                     $38.0           $17.4           $29.0             $53.4                 $31.0

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

                                    EXHIBITS





                       FILED WITH ANNUAL REPORT FORM 10-K

                    UNDER THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999



                         Bell Atlantic - Maryland, Inc.




                          COMMISSION FILE NUMBER 1-6875

Form 10-K for 1999
File No. 1-6875
Page 1 of 1



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