Form 10-Q
period 2000-03-31
BELL ATLANTIC MARYLAND INC
filed 2000-05-12
CIK 19722

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                             _____________________

                                   FORM 10-Q
                             _____________________


     (Mark one)
        [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2000

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

                         Bell Atlantic - Maryland, Inc.

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                        CONDENSED STATEMENTS OF INCOME


                                                  Three Months Ended March 31,
                                                 -----------------------------
(Dollars in Millions) (Unaudited)                     2000           1999
------------------------------------------------------------------------------
OPERATING REVENUES
 (including $22.6 and $20.4 from affiliates)          $589.2         $550.7
                                                   ---------------------------

OPERATING EXPENSES
Employee costs, including benefits and taxes            88.4           84.4
Depreciation and amortization                          113.6          111.1
Other (including $105.2 and $112.8 to affiliates)      187.2          187.8
                                                   ---------------------------
                                                       389.2          383.3
                                                   ---------------------------

OPERATING INCOME                                       200.0          167.4

OTHER INCOME, NET
 (including $.1 and $0 from affiliate)                   3.8             .5

INTEREST EXPENSE
 (including $5.1 and $2.0 to affiliate)                 18.1           17.7
                                                   ---------------------------

INCOME BEFORE PROVISION FOR INCOME TAXES               185.7          150.2

PROVISION FOR INCOME TAXES                              72.5           57.6
                                                   ---------------------------

NET INCOME                                            $113.2         $ 92.6
                                                   ===========================



                 See Notes to Condensed Financial Statements.

                        Bell Atlantic - Maryland, Inc.

                            CONDENSED BALANCE SHEETS


                                    ASSETS
                                    ------




                                              March 31,      December 31,
(Dollars in Millions) (Unaudited)               2000            1999
-----------------------------------------------------------------------------
CURRENT ASSETS
Cash                                         $    ---           $    1.1
Short-term investments                           24.7               37.1
Accounts receivable:
 Trade and other, net of allowances for
       uncollectibles of $33.0 and $33.4        413.6              420.6
 Affiliates                                      47.3               52.9
Material and supplies                             6.7                7.2
Prepaid expenses                                 44.1               61.2
Other                                             3.2                 .1
                                           ----------------------------------
                                                539.6              580.2
                                           ----------------------------------

PLANT, PROPERTY AND EQUIPMENT                 6,816.5            6,672.4
Less accumulated depreciation                 3,998.0            3,907.8
                                           ----------------------------------
                                              2,818.5            2,764.6
                                           ----------------------------------

OTHER ASSETS                                    128.7               70.0
                                           ----------------------------------


TOTAL ASSETS                                 $3,486.8           $3,414.8
                                           =================================



                 See Notes to Condensed Financial Statements.

                        Bell Atlantic - Maryland, Inc.

                           CONDENSED BALANCE SHEETS


                    LIABILITIES AND SHAREOWNER'S INVESTMENT
                    ---------------------------------------



                                                                March 31,        December 31,
(Dollars in Millions) (Unaudited)                                 2000               1999
-----------------------------------------------------------------------------------------------
CURRENT LIABILITIES
Debt maturing within one year:
 Note payable to affiliate                                          $  289.1           $  335.2
 Other                                                                   8.1                8.0
Accounts payable and accrued liabilities:
 Affiliates                                                            150.2              186.8
 Other                                                                 379.9              297.5
Other liabilities                                                       74.2               69.3
                                                              ---------------------------------
                                                                       901.5              896.8
                                                              ---------------------------------

LONG-TERM DEBT                                                         850.9              851.2
                                                              ---------------------------------

EMPLOYEE BENEFIT OBLIGATIONS                                           324.3              325.1
                                                              ---------------------------------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes                                                  209.6              193.9
Unamortized investment tax credits                                      10.1               10.5
Other                                                                   95.4               72.3
                                                              ---------------------------------
                                                                       315.1              276.7
                                                              ---------------------------------

SHAREOWNER'S INVESTMENT
Common stock - one share, without par value, owned by parent           735.4              735.4
Capital surplus                                                         31.7               31.7
Reinvested earnings                                                    328.0              298.0
Accumulated other comprehensive loss                                     (.1)               (.1)
                                                              ---------------------------------
                                                                     1,095.0            1,065.0
                                                              ---------------------------------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT                       $3,486.8           $3,414.8
                                                              =================================



                 See Notes to Condensed Financial Statements.

                        Bell Atlantic - Maryland, Inc.

                       CONDENSED STATEMENTS OF CASH FLOWS



                                                                     Three Months Ended
                                                                          March 31,
                                                                 -----------------------------

(Dollars in Millions) (Unaudited)                                    2000            1999
----------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                           $ 311.4         $ 246.9
                                                                  ----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments                                   12.4            10.8
Capital expenditures                                                 (192.3)         (107.4)
Other, net                                                             (2.0)            ---
                                                                  ----------------------------
Net cash used in investing activities                                (181.9)          (96.6)
                                                                  ----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments of borrowings and capital lease obligations        (.3)            (.3)
Net change in note payable to affiliate                               (46.1)          (87.0)
Dividend paid                                                         (83.2)          (53.8)
Net change in outstanding checks drawn
     on controlled disbursement accounts                               (1.0)           (9.2)
                                                                  ----------------------------
Net cash used in financing activities                                (130.6)         (150.3)
                                                                  ----------------------------

NET CHANGE IN CASH                                                     (1.1)            ---

CASH, BEGINNING OF PERIOD                                               1.1             ---
                                                                  ----------------------------

CASH, END OF PERIOD                                                 $   ---         $   ---
                                                                  ============================



                 See Notes to Condensed Financial Statements.

                        Bell Atlantic - Maryland, Inc.


                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

1.    Basis of Presentation

      Bell Atlantic - Maryland, Inc. is a wholly owned subsidiary of Bell Atlantic Corporation (Bell Atlantic). The accompanying unaudited condensed financial statements have been prepared based upon Securities and Exchange Commission (SEC) rules that permit reduced disclosure for interim periods. These financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial position for the interim periods shown including normal recurring accruals. The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, you should refer to the financial statements included in our 1999 Annual Report on Form 10-K.

      We have reclassified certain amounts from prior year's data to conform to the 2000 presentation.

2.    Dividend

      On May 1, 2000, we declared and paid a dividend in the amount of $83.2 million to Bell Atlantic.

3.    Recent Accounting Pronouncements

FASB Accounting Standard - Derivatives and Hedging Activities

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

FASB Interpretation - Stock Compensation

      In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." Interpretation No. 44 was issued in order to clarify certain issues arising from Accounting Principles Board (APB) Opinion No. 25 "Accounting for Stock Issued to Employees," which was previously issued in October 1972. Interpretation No. 44 is effective July 1, 2000, but certain conclusions cover specific events that occur either after December 15, 1998 or January 12, 2000.

      The main issues addressed by Interpretation No. 44 are: (a) the definition of an employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination.

      We do not expect that Interpretation No. 44 will have a material impact on our results of operations or financial position.

                        Bell Atlantic - Maryland, Inc.


SEC Staff Accounting Bulletin - Revenue Recognition

      In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which currently must be adopted by June 30, 2000. SAB No. 101 provides additional guidance on revenue recognition, as well as criteria from when revenue is generally realized and earned, and also requires the deferral of incremental direct selling costs. We are currently assessing the impact of SAB No. 101 on our results of operations and financial position.

4.    Shareowner's Investment

                                                                                                  Accumulated
                                                                                                     Other
                                                  Common        Capital        Reinvested        Comprehensive
(Dollars in Millions)                             Stock         Surplus         Earnings             Loss
---------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                     $735.4         $31.7           $298.0                 $(.1)
Net income                                                                       113.2
Dividend paid to Bell Atlantic                                                   (83.2)
                                               ----------------------------------------------------------------
Balance at March 31, 2000                        $735.4         $31.7           $328.0                 $(.1)
                                               ================================================================

      Net income and comprehensive income were the same for the three months ended March 31, 2000 and 1999.

5.    Commitments and Contingencies

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

      The companies are targeting completion of the merger in the second quarter of 2000. In April 2000, Bell Atlantic announced that the combined company will be called Verizon Communications.

                        Bell Atlantic - Maryland, Inc.



Item 2.  Management's Discussion and Analysis of Results of Operations
             (Abbreviated pursuant to General Instruction H(2).)

      This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements.


RESULTS OF OPERATIONS
---------------------

      We reported net income of $113.2 million for the three month period ended March 31, 2000, compared to net income of $92.6 million for the same period in 1999.

      Our results for 1999 were affected by special items. The special items were comprised of our allocated share of charges from Bell Atlantic Network Services, Inc. (NSI).

Merger-related Costs

      In connection with the Bell Atlantic-NYNEX merger, which was completed in August 1997, we recorded pre-tax transition and integration costs of $1.2 million in the first quarter of 1999. These costs were recorded in Other Operating Expenses.

      Transition and integration costs consisted of our proportionate share of costs associated with integrating the operations of Bell Atlantic and NYNEX, such as systems modifications costs and advertising and branding costs. Transition and integration costs were expensed as incurred.


OPERATING REVENUE STATISTICS
----------------------------

                                                   2000       1999     % Change
-------------------------------------------------------------------------------
At March 31,
Access Lines in Service (in thousands)
 Residence                                        2,468      2,389          3.3%
 Business                                         1,458      1,398          4.3
 Public                                              40         40          ---
                                                  ----------------
                                                  3,966      3,827          3.6
                                                  ================
Three Months Ended March 31,
Access Minutes of Use (in millions)               4,374      4,069          7.5
                                                  ================


OPERATING REVENUES
------------------
(Dollars in Millions)

                                                    Three Months Ended March 31,
                                                   -----------------------------
                                                             2000           1999
--------------------------------------------------------------------------------
Local services                                             $344.9         $321.1
Network access services                                     163.3          148.4
Long distance services                                       18.4           23.9
Ancillary services                                           62.6           57.3
                                                   -----------------------------
Total                                                      $589.2         $550.7
                                                   =============================

                        Bell Atlantic - Maryland, Inc.

LOCAL SERVICES

   2000 - 1999                              Increase
--------------------------------------------------------------------------------
   First Quarter                      $23.8           7.4%
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

   Local service revenues increased in the first quarter of 2000 due to higher usage of our network facilities. Revenue growth was generated, in part, by an increase in access lines in service of 3.6% from March 31, 1999. Local service revenue growth in the first quarter of 2000 also reflects higher customer demand and usage of our value-added services, as well as our data transport and digital services.

   Growth in local services revenue was partially offset by the effect of resold access lines and the provision of unbundled network elements to competitive local exchange carriers.


NETWORK ACCESS SERVICES

   2000 - 1999                              Increase
--------------------------------------------------------------------------------
   First Quarter                      $14.9          10.0%
--------------------------------------------------------------------------------

   Network access revenues are earned from end-user subscribers and from long distance and other competing carriers who use our local exchange facilities to provide services to their customers. Switched access revenues are derived from fixed and usage-based charges paid by carriers for access to our local network. Special access revenues originate from carriers and end-users that buy dedicated local exchange capacity to support their private networks. End-user access revenues are earned from our customers and from resellers who purchase dial-tone services.

   Network access revenue growth in the first quarter of 2000 was mainly attributable to higher customer demand, as reflected by growth in access minutes of use of 7.5% from the same period in 1999. Volume growth also reflects a continuing expansion of the business market, particularly for high capacity data services. In the first quarter of 2000, demand for special access services increased, reflecting a greater utilization of our network. Higher network usage by alternative providers of intraLATA toll services and higher end-user revenues attributable to an increase in access lines in service further contributed to revenue growth this year.

   In addition, network access revenues included higher revenues received from customers for the recovery of local number portability (LNP) costs. LNP allows customers to change local exchange carriers while maintaining their existing telephone numbers. In December 1998, the Federal Communications Commission
(FCC) issued an order permitting us to recover costs incurred for LNP in the form of monthly end-user charges for a five-year period beginning in March 1999.

   Revenue growth was partially offset by price reductions associated with a federal price cap filing and other regulatory decisions. The FCC regulates the rates that we charge long distance carriers and end-user subscribers for interstate access services. We are required to file new access rates with the FCC each year. In July 1999, we implemented interstate price decreases of approximately $2 million on an annual basis in connection with the FCC's Price Cap Plan. The rates included in our July 1999 filing will be in effect through June 2000. Interstate price decreases were $7 million on an annual basis for the period July 1998 through June 1999. The rates include amounts necessary to recover our contribution to the FCC's universal service fund which are subject to adjustment every quarter due to potential increases or decreases in our contribution to the fund. Our contributions to the universal service fund are included in Other Operating Expenses. As a result of a U.S. Court of Appeals decision last year, our contributions to the universal service fund were reduced by approximately $7 million annually beginning November 1, 1999, and our interstate access rates were reduced accordingly because we will no longer have to recover these contributions in our rates.

                        Bell Atlantic - Maryland, Inc.

LONG DISTANCE SERVICES

   2000 - 1999                             (Decrease)
--------------------------------------------------------------------------------
   First Quarter                     $(5.5)         (23.0)%
--------------------------------------------------------------------------------

   Long distance revenues are earned primarily from calls made to points outside a customer's local calling area, but within our service area (intraLATA toll). IntraLATA toll calls originate and terminate within the same LATA, but generally cover a greater distance than a local call. These services are regulated by the Public Service Commission of Maryland (PSC) except where they cross state lines. Other long distance services that we provide include 800 services and Wide Area Telephone Service (WATS).

   The decline in long distance revenues in the first quarter of 2000 was principally caused by the competitive effects of presubscription, which enables customers to make intraLATA toll calls using a competing carrier without having to dial an access code. The negative effect of presubscription on long distance revenues was partially mitigated by increased network access services for usage of our network by alternative service providers. In response to presubscription, we have implemented customer win-back and retention initiatives that include toll calling discount packages and product bundling offers. These revenue reductions were partially offset by additional revenues generated from higher calling volumes.


ANCILLARY SERVICES

   2000 - 1999                              Increase
--------------------------------------------------------------------------------
   First Quarter                      $5.3            9.2%
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

   Ancillary services revenues increased in the first quarter of 2000 due to higher payments received from competitive local exchange carriers for interconnection of their networks with our network and for the purchase of unbundled network elements. Revenue growth was also attributable to higher demand for voice messaging services. These increases were partially offset by lower revenues from our billing and collection services and from our installation services provided to government customers.

                        Bell Atlantic - Maryland, Inc.

OPERATING EXPENSES
------------------
(Dollars in Millions)

                                                   Three Months Ended March 31,
                                                   -----------------------------
                                                             2000           1999
--------------------------------------------------------------------------------
Employee costs, including benefits and taxes               $ 88.4         $ 84.4
Depreciation and amortization                               113.6          111.1
Other operating expenses                                    187.2          187.8
                                                   -----------------------------
Total                                                      $389.2         $383.3
                                                   =============================


EMPLOYEE COSTS

   2000 - 1999                              Increase
--------------------------------------------------------------------------------
   First Quarter                      $4.0            4.7%
--------------------------------------------------------------------------------

   Employee costs consist of salaries, wages and other employee compensation, employee benefits and payroll taxes paid directly by us. Similar costs incurred by employees of NSI, who provide centralized services on a contract basis, are allocated to us and are included in Other Operating Expenses.

   Employee costs increased in the first quarter of 2000 primarily as a result of higher work force levels, higher overtime payments and annual salary and wage increases for management and associate employees.

   These increases were partially offset by lower pension and benefit costs. The decline in pension and benefit costs was due to favorable pension plan investment returns and changes in actuarial assumptions. These factors were partially offset by changes in certain plan provisions, including a previously reported amendment to our management cash balance plan and a special lump sum pension payment to management and associate retirees.


DEPRECIATION AND AMORTIZATION

   2000 - 1999                              Increase
--------------------------------------------------------------------------------
   First Quarter                      $2.5            2.3%
--------------------------------------------------------------------------------

   Depreciation and amortization expense increased in the first quarter of 2000 over the same period in 1999 principally as a result of growth in depreciable telephone plant and changes in the mix of plant assets. The growth in telephone plant was largely attributable to increased capital expenditures for software and hardware to support the expansion of our network. These factors were partially offset by the effect of lower rates of depreciation and amortization.


OTHER OPERATING EXPENSES

   2000 - 1999                             (Decrease)
--------------------------------------------------------------------------------
   First Quarter                      $(.6)           (.3)%
--------------------------------------------------------------------------------

   Other operating expenses consist of contract services including centralized services expenses allocated from NSI, rent, network software costs, operating taxes other than income, the provision for uncollectible accounts receivable, and other costs.

   The decrease in other operating expenses in the first quarter of 2000 was largely attributable to a reduction in centralized services expenses allocated from NSI, primarily as a result of lower employee costs incurred by NSI. The effect of additional costs billed to affiliates also contributed to the decrease in other operating expenses.

   These decreases were substantially offset by higher interconnection and related costs associated with reciprocal compensation arrangements with competitive local exchange and other carriers to terminate calls on their networks.

                        Bell Atlantic - Maryland, Inc.

OTHER INCOME, NET

   2000 - 1999                              Increase
--------------------------------------------------------------------------------
   First Quarter                      $3.3            --%
--------------------------------------------------------------------------------

   The change in other income, net, was primarily attributable to additional interest income associated with the settlement of a tax-related matter in the first quarter of 2000.


INTEREST EXPENSE

   2000 - 1999                              Increase
--------------------------------------------------------------------------------
   First Quarter                      $.4             2.3%
--------------------------------------------------------------------------------

   Interest expense includes costs associated with borrowings and capital leases, net of interest capitalized as a cost of acquiring or constructing plant assets.

   Interest expense increased in the first quarter of 2000 over the same period in 1999 primarily due to higher levels of average short-term debt with an affiliate and higher interest rates associated with this debt. These factors were partially offset by higher capitalized interest costs resulting from higher levels of average telephone plant under construction.


EFFECTIVE INCOME TAX RATES

   Three Months Ended March 31,
--------------------------------------------------------------------------------
   2000                           39.0%
--------------------------------------------------------------------------------
   1999                           38.3%
--------------------------------------------------------------------------------

   The effective income tax rate is the provision for income taxes as a percentage of income before the provision for income taxes. Our effective income tax rate was higher in the first quarter of 2000 principally due to deferred income tax benefits recorded in the first quarter of 1999.



FINANCIAL CONDITION
-------------------

   We use the net cash generated from operations and from external financing to fund capital expenditures for network expansion and modernization, and to pay dividends. While current liabilities exceeded current assets at both March 31, 2000 and 1999 and December 31, 1999, our sources of funds, primarily from operations and, to the extent necessary, from readily available financing arrangements with an affiliate, are sufficient to meet ongoing operating requirements. Management expects that presently foreseeable capital requirements will continue to be financed primarily through internally generated funds. Additional long-term debt may be needed to fund development activities or to maintain our capital structure to ensure financial flexibility.

   As of March 31, 2000, we had $ 210.9 million of an unused line of credit with an affiliate, Bell Atlantic Network Funding Corporation. In addition, we had $50.0 million remaining under a shelf registration statement filed with the Securities and Exchange Commission for the issuance of unsecured debt securities. Our debt securities continue to be accorded high ratings by primary rating agencies. After the announcement of the Bell Atlantic - GTE merger, the rating agencies placed our ratings under review for potential downgrade.

   Our debt ratio was 51.2% at March 31, 2000, compared to 51.2% at March 31, 1999 and 52.9% at December 31, 1999.

   On May 1, 2000, we declared and paid a dividend in the amount of $83.2 million to Bell Atlantic.

                        Bell Atlantic - Maryland, Inc.

OTHER MATTERS
-------------

FCC Regulation and Interstate Rates

   Price Caps

   As previously reported, in May 1999, the U. S. Court of Appeals reversed the FCC order that adopted the current 6.5% productivity factor applied to interstate access rates, but granted the FCC a stay of its order until April 1, 2000. The Court has further extended the stay until June 30, 2000 to allow the FCC time to consider an industry proposal to further restructure access rates.

Recent Accounting Pronouncements

   FASB Accounting Standard - Derivatives and Hedging Activities

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

   FASB Interpretation - Stock Compensation

   In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." Interpretation No. 44 was issued in order to clarify certain issues arising from Accounting Principles Board (APB) Opinion No. 25 "Accounting for Stock Issued to Employees," which was previously issued in October 1972. Interpretation No. 44 is effective July 1, 2000, but certain conclusions cover specific events that occur either after December 15, 1998 or January 12, 2000.

   The main issues addressed by Interpretation No. 44 are: (a) the definition of an employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination.

   We do not expect that Interpretation No. 44 will have a material impact on our results of operations or financial position.

SEC Staff Accounting Bulletin - Revenue Recognition

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


Item 6.    Exhibits and Reports on Form 8-K


           (a)  Exhibits:

                Exhibit Number

                27 Financial Data Schedule.


           (b) There were no Current Reports on Form 8-K filed during the quarter ended March 31, 2000.

                        Bell Atlantic - Maryland, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    BELL ATLANTIC - MARYLAND, INC.



Date:  May 12, 2000                 By  /s/ Edwin F. Hall
                                       --------------------------------
                                         Edwin F. Hall
                                         Controller



       UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MAY 10, 2000.