Form 10-Q
period 2002-06-30
VERIZON MARYLAND INC
filed 2002-08-14
CIK 19722

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q

                              ---------------------


         (Mark one)
            [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002

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

                             Verizon Maryland Inc.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                         CONDENSED STATEMENTS OF INCOME

                                                                   Three Months Ended June 30,      Six Months Ended June 30,
                                                                 --------------------------------------------------------------
(Dollars in Millions) (Unaudited)                                      2002             2001           2002            2001
-------------------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES
    (including $30.0, $39.0, $72.9 and $80.0 from affiliates)          $608.4            $620.8      $1,202.5         $1,234.1
                                                                  --------------------------------------------------------------

OPERATING EXPENSES
Operations and support (including $136.1, $130.9, $241.6 and
    $241.1 to affiliates)                                               338.1             285.3         605.1            584.2
Depreciation and amortization                                           135.3             131.4         268.0            260.3
                                                                  --------------------------------------------------------------
                                                                        473.4             416.7         873.1            844.5
                                                                  --------------------------------------------------------------

OPERATING INCOME                                                        135.0             204.1         329.4            389.6

OTHER EXPENSE, NET
    (including $3.3, $7.6, $18.1 and $30.8 from affiliates)               2.7               6.8          17.3             28.6

INTEREST EXPENSE
    (including $2.0, $8.9, $5.3 and $18.4 to affiliate)                  19.5              21.0          38.1             43.2
                                                                  --------------------------------------------------------------

INCOME BEFORE PROVISION FOR INCOME TAXES AND
      EXTRAORDINARY ITEM                                                112.8             176.3         274.0            317.8

PROVISION FOR INCOME TAXES                                               45.1              70.8         113.9            135.1
                                                                  --------------------------------------------------------------

INCOME BEFORE EXTRAORDINARY ITEM                                         67.7             105.5         160.1            182.7

EXTRAORDINARY ITEM
Early extinguishment of debt, net of tax                                  ---               ---           (.6)             ---
                                                                  --------------------------------------------------------------

NET INCOME                                                             $ 67.7            $105.5      $  159.5         $  182.7
                                                                  ==============================================================


                  See Notes to Condensed Financial Statements.

                             Verizon Maryland Inc.

                            CONDENSED BALANCE SHEETS

                                     ASSETS
                                     ------

 (Dollars in Millions)                                                                    June 30, 2002       December 31, 2001
 -------------------------------------------------------------------------------------------------------------------------------
                                                                                             (Unaudited)
CURRENT ASSETS
Short-term investments                                                                          $   24.7              $   71.2
Accounts receivable:
    Trade and other, net of allowances for uncollectibles of $70.5 and $49.0                       399.5                 470.1
    Affiliates                                                                                      75.7                  75.5
Material and supplies                                                                               11.2                  12.0
Prepaid expenses                                                                                    25.1                  43.0
Deferred income taxes                                                                                9.5                   2.2
Other                                                                                               58.5                  59.5
                                                                                    ---------------------------------------------
                                                                                                   604.2                 733.5
                                                                                    ---------------------------------------------

PLANT, PROPERTY AND EQUIPMENT                                                                    7,861.9               7,676.3
Less accumulated depreciation                                                                    4,786.2               4,579.0
                                                                                    ---------------------------------------------

                                                                                                 3,075.7               3,097.3
                                                                                    ---------------------------------------------

PREPAID PENSION ASSET                                                                              294.7                 225.9
                                                                                    ---------------------------------------------

OTHER ASSETS                                                                                       212.0                 279.3
                                                                                    ---------------------------------------------

TOTAL ASSETS                                                                                    $4,186.6              $4,336.0
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


                  See Notes to Condensed Financial Statements.

                              Verizon Maryland Inc.

                            CONDENSED BALANCE SHEETS

                     LIABILITIES AND SHAREOWNER'S INVESTMENT
                     ---------------------------------------

(Dollars in Millions)                                                    June 30, 2002    December 31, 2001
--------------------------------------------------------------------------------------------------------------
                                                                           (Unaudited)
CURRENT LIABILITIES
Debt maturing within one year:
    Note payable to affiliate                                                  $  342.5             $  763.9
    Other                                                                         203.0                 52.9
Accounts payable and accrued liabilities:
    Affiliates                                                                    168.1                153.1
    Other                                                                         287.4                363.0
Other liabilities                                                                 135.5                131.7
                                                                   ---------------------------------------------
                                                                                1,136.5              1,464.6
                                                                   ---------------------------------------------

LONG-TERM DEBT                                                                    914.1                803.4
                                                                   ---------------------------------------------

EMPLOYEE BENEFIT OBLIGATIONS                                                      326.1                323.0
                                                                   ---------------------------------------------
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes                                                             386.2                347.8
Unamortized investment tax credits                                                  8.2                  8.4
Other                                                                             179.1                155.9
                                                                   ---------------------------------------------
                                                                                  573.5                512.1
                                                                   ---------------------------------------------
SHAREOWNER'S INVESTMENT
Common stock - one share, without par value, owned by parent                      735.4                735.4
Capital surplus                                                                   139.5                130.5
Reinvested earnings                                                               361.5                367.0
                                                                   ---------------------------------------------
                                                                                1,236.4              1,232.9
                                                                   ---------------------------------------------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT                                  $4,186.6             $4,336.0
                                                                   =============================================


                  See Notes to Condensed Financial Statements.

                             Verizon Maryland Inc.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                        Six Months Ended June 30,
                                                                         ---------------------------------------------
(Dollars in Millions) (Unaudited)                                                    2002                   2001
--------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                           $ 506.4                $ 363.9
                                                                         ---------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments                                                   46.5                   28.5
Capital expenditures                                                                 (238.6)                (385.0)
Investment in unconsolidated business                                                  (8.9)                   ---
Other, net                                                                             (2.0)                    .4
                                                                         ---------------------------------------------
Net cash used in investing activities                                                (203.0)                (356.1)
                                                                         ---------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings                                                              496.6                    ---
Early extinguishment of debt                                                         (185.0)                   ---
Principal repayments of borrowings and capital lease obligations                      (51.3)                  (1.3)
Change in note payable to affiliate                                                  (421.4)                 157.5
Dividends paid                                                                       (165.0)                (153.0)
Capital contribution from parent                                                        8.9                    ---
Net change in outstanding checks drawn
     on controlled disbursement accounts                                               13.8                  (11.0)
                                                                         ---------------------------------------------
Net cash used in financing activities                                                (303.4)                  (7.8)
                                                                         ---------------------------------------------

NET CHANGE IN CASH                                                                      ---                    ---

CASH, BEGINNING OF PERIOD                                                               ---                    ---
                                                                         ---------------------------------------------

CASH, END OF PERIOD                                                                 $   ---                $   ---
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

     Our other intangible assets consist of non-network software as follows:

                                                                       As of June 30, 2002            As of December 31, 2001
                                                        ----------------------------------------------------------------------
                                                         Gross Carrying       Accumulated    Gross Carrying       Accumulated
(Dollars in Millions)                                            Amount      Amortization            Amount      Amortization
------------------------------------------------------------------------- ----------------------------------------------------
Non-network software (3 to 7 years)                              $116.0             $37.5           $113.9            $28.0

     Intangible assets amortization expense was $4.7 million for the three months ended June 30, 2002 and $9.5 million for the six months ended June 30, 2002. It is estimated to be $9.6 million for the remainder of 2002, $19.2 million in 2003, $17.9 million in 2004, $12.9 million in 2005 and $9.8 million in 2006, related to our non-network software.

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

                              Verizon Maryland Inc.

3.   Recent Accounting Pronouncements

     Asset Retirement Obligations

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. We are required to adopt SFAS No. 143 effective January 1, 2003. We are currently evaluating the impact this new standard will have on our future results of operations or financial position.

     Debt Extinguishment

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145, among other things, eliminates the requirement that all gains and losses on the extinguishment of debt must be classified as extraordinary items on the income statement, thereby permitting the classification of such gains and losses as extraordinary items only if the criteria of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," are met. We are required to adopt this provision of SFAS No. 145 no later than January 1, 2003 and upon adoption we will reclassify in our statements of income previously reported extraordinary charges for the early extinguishment of debt to income from continuing operations.

     Exit or Disposal Activities

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." EITF Issue No. 94-3 required accrual of liabilities related to exit and disposal activities at a plan (commitment) date. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this standard are effective for exit or disposal activities that are initiated after December 31, 2002.

4.   Dividend

     On August 1, 2002, we declared and paid a dividend from Reinvested Earnings in the amount of $85.0 million to Verizon Communications.

5.   Debt

     In February 2002, we issued $500.0 million of 6.125% debentures due on March 1, 2012 at a discount. Proceeds from this sale of $496.6 million were used to repay or refinance existing indebtedness and for general corporate purposes.

     During March 2002, we recorded extraordinary charges associated with the early extinguishment of long-term debt, which reduced net income by $.6 million (net of income tax benefits of $.4 million). These debt extinguishments consisted of the following:

     .    $60.0 million of 5 7/8% debentures due on June 1, 2004

     .    $75.0 million of 6 5/8% debentures due on October 1, 2008

     .    $50.0 million of 7 1/4% debentures due on February 1, 2012

                             Verizon Maryland Inc.

6.   Shareowner's Investment

                                                                                                   Reinvested
(Dollars in Millions)                                    Common Stock     Capital Surplus            Earnings
--------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                                   $735.4              $130.5             $ 367.0
Net income                                                                                              159.5
Dividends declared to Verizon Communications                                                           (165.0)
Capital contribution from Verizon Communications                                      8.9
Other                                                                                  .1
                                                       --------------------------------------------------------
Balance at June 30, 2002                                       $735.4              $139.5             $ 361.5
                                                       ========================================================

     Net income and comprehensive income were the same for the six months ended June 30, 2002 and 2001.

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

     Several regulatory matters may require us to refund to customers a portion of the revenues collected in the current and prior periods. The outcome of each pending matter, as well as the time frame within which each matter will be resolved, is not presently determinable.

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

8.   Investment in Verizon Ventures III Inc.

     In December 2000, we transferred certain advanced data assets to an affiliated company, Verizon Ventures III Inc. (Ventures III) in exchange for common stock of Ventures III. This transfer was done to satisfy a condition of the Federal Communications Commission's (FCC) approval of the Bell Atlantic - GTE merger, which required the provision of advanced data services through a separate affiliate. Throughout 2000 and 2001, we continued to invest in Ventures III through the transfer of additional assets. As a result of the transfers, we acquired an ownership interest in Ventures III, which we accounted for under the equity method of accounting.

     In September 2001, the FCC issued an order eliminating this merger condition. Following the FCC order, we made necessary filings with our state regulatory commission for approval of the transfer of these assets back to us. On May 1, 2002, after required state regulatory approvals were obtained, Ventures III transferred assets back to us with an aggregate net book value of $52.6 million. In consideration of the transfer of these assets, we have surrendered our common stock in Ventures III and remitted cash compensation.

     In connection with this reintegration, we received a capital contribution from our parent of $8.9 million in the second quarter of 2002. This equity was immediately contributed to Ventures III. No gain or loss was recognized as a result of the reintegration of the advanced data assets to us. This reintegration did not have a material effect on our results of operations or financial condition.

                             Verizon Maryland Inc.

9.   Employee Severance and Other Items

     In connection with the Bell Atlantic-GTE merger on June 30, 2000, we incurred charges associated with employee severance of $14.2 million. These costs, as recorded under SFAS No. 112, "Employers' Accounting for Postemployment Benefits," represent the benefit costs for the separation of management employees who were entitled to benefits under pre-existing separation plans. As of June 30, 2002, the severances in connection with the Bell Atlantic-GTE merger are complete.

     During the fourth quarter of 2001, we recorded a charge of $31.2 million for the voluntary and involuntary separation of employees in accordance with SFAS No. 112. During the second quarter of 2002, we recorded a charge of $30.2 million associated with employee severance and related pension enhancements. The charge included severance benefits of $21.1 million as recorded under SFAS No. 112 and related pension enhancements of $9.1 million. As of June 30, 2002, a total of approximately 400 employees have been separated under the 2001 and 2002 severance programs, excluding a significant number of voluntary separations that were not processed by June 30, 2002. The remaining severance liability relating to these programs is $41.5 million, which includes future payments to employees separated as of June 30, 2002. We expect to complete the severance programs within a year of when the charge was recorded.

     Also, in the second quarter of 2002, we recorded a pension settlement gain of $13.6 million as a result of pension plan distributions which surpassed the sum of service cost and interest cost during the year. Settlements of pension obligations and special termination benefits are recorded in accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Pension Plans and for Termination Benefits."

     In addition, during the second quarter of 2002, we recorded an impairment charge of $14.8 million driven by our financial statement exposure of WorldCom Inc.

                              Verizon Maryland Inc.

Item 2. Management's Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction H(2).)

     This discussion should be read in conjunction with the Condensed Financial Statements and Condensed Notes to Financial Statements.

RESULTS OF OPERATIONS
---------------------


     We reported net income of $159.5 million for the six month period ended June 30, 2002, compared to net income of $182.7 million for the same period in 2001. Our reported results for the first half of 2002 included the following special items:

Employee Severance and Other Items

     During the second quarter of 2002, we recorded a charge of $30.2 million associated with employee severance and related pension enhancements. The charge included severance benefits of $21.1 million as recorded under Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits," and related pension enhancements of $9.1 million.

     Also, in the second quarter of 2002, we recorded a pension settlement gain of $13.6 million as a result of pension plan distributions which surpassed the sum of service cost and interest cost during the year. Settlements of pension obligations and special termination benefits are recorded in accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Pension Plans and for Termination Benefits."

     In addition, during the second quarter of 2002, we recorded an impairment charge of $14.8 million driven by our financial statement exposure of WorldCom Inc.

Verizon Ventures III

     During 2000 and 2001, pursuant to one of the Federal Communications Commission's (FCC) requirements for the Bell Atlantic - GTE merger, we transferred our advanced data assets to Verizon Ventures III Inc. (Ventures III) in exchange for an ownership interest in Ventures III, which we accounted for under the equity method of accounting. In September 2001, the FCC issued an order eliminating this merger condition. On May 1, 2002, after required state regulatory approvals were obtained, these assets were transferred back to us and we surrendered our ownership in Ventures III. (See Note 8 to the Condensed Financial Statements.)

     This reintegration principally affected our comparison of Network access services revenues, Operations and support expenses, Other expense, net, and the Provision for income taxes, as described below.


OPERATING REVENUES
------------------
(Dollars in Millions)

                                                          Six  Months Ended June 30,
                                               -----------------------------------------
                                                            2002                 2001
----------------------------------------------------------------------------------------
Local services                                          $  710.9             $  738.8
Network access services                                    391.0                384.8
Long distance services                                      23.5                 30.3
Other services                                              77.1                 80.2
                                               -----------------------------------------
Total                                                   $1,202.5             $1,234.1
                                               =========================================

     We recognize service revenues based upon usage of our local exchange network and facilities and contract fees. We recognize product and other service revenues when the products are delivered and accepted by the customers and when services are provided in accordance with contract terms.

                             Verizon Maryland Inc.

LOCAL SERVICES

      2002 - 2001                                             (Decrease)
--------------------------------------------------------------------------------
      Six Months                                          $(27.9)       (3.8)%
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

     Local service revenues decreased in the first six months of 2002 primarily due to the effect of lower demand and usage of some basic wireline services, as reflected by a decline in our switched access lines in service of 2.6% from June 30, 2001. This decrease primarily reflects the impact of the economic slowdown and competition. Technology substitution has also affected local service revenue growth, as indicated by lower demand for residential access lines.


NETWORK ACCESS SERVICES

      2002 - 2001                                               Increase
--------------------------------------------------------------------------------
      Six Months                                            $6.2         1.6%
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

     Network access service revenue growth in the first six months of 2002 was mainly attributable to higher customer demand for special access services, particularly for high-capacity, high-speed digital services and to the reintegration of Ventures III. These increases were substantially offset by the impact of the slowing economy, as reflected by a decline in minutes of use from carriers and CLECs.


LONG DISTANCE SERVICES

      2002 - 2001                                             (Decrease)
--------------------------------------------------------------------------------
      Six Months                                           $(6.8)      (22.4)%
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

      Long distance service revenues declined in the first six months of 2002 primarily due to competition and the effects of toll calling discount packages and product bundling offers of our intraLATA toll services. Technology substitution and the slowing economy also affected long distance service revenue growth.

                             Verizon Maryland Inc.

OTHER SERVICES

      2002 - 2001                                             (Decrease)
--------------------------------------------------------------------------------
      Six Months                                           $(3.1)       (3.9)%
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

     Other service revenues decreased in the first six months of 2002 primarily due to lower facilities rental revenues from affiliates.


OPERATING EXPENSES
------------------
(Dollars in Millions)


OPERATIONS AND SUPPORT

      2002 - 2001                                               Increase
--------------------------------------------------------------------------------
      Six Months                                           $20.9         3.6%
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

     The increase in operations and support expenses was primarily attributable to employee severance and related pension enhancement costs recorded in the second quarter of 2002, as well as an increase in the provision for uncollectible accounts receivable. Salary and wage increases for employees, higher interconnection and related costs associated with reciprocal compensation arrangements and the reintegration of Ventures III also contributed to the increase in operations and support expenses. These increases were partially offset by effective cost control measures, as well as lower employee costs associated with declining workforce levels. The effect of pension settlement gains recorded in the second quarter of 2002 associated with lump-sum settlements of pension obligations for some former employees and lower employee overtime pay further offset the increase in operations and support expenses for the six months ended June 30, 2002.


DEPRECIATION AND AMORTIZATION

      2002 - 2001                                               Increase
--------------------------------------------------------------------------------
      Six Months                                            $7.7         3.0%
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

     Depreciation and amortization expense increased in the first six months of 2002 primarily due to growth in depreciable telephone plant and, to a lesser extent, increased software amortization costs. These increases were partially offset by the effect of lower rates of depreciation.

                             Verizon Maryland Inc.

OTHER RESULTS
-------------
(Dollars in Millions)


OTHER EXPENSE, NET

      2002 - 2001                                             (Decrease)
--------------------------------------------------------------------------------
      Six Months                                         $(11.3)       (39.5)%
--------------------------------------------------------------------------------

     Other expense, net includes equity income (losses), interest income and other nonoperating income and expense items. As a result of the reintegration of Ventures III on May 1, 2002, we no longer recognize equity income (losses) from this investment.

     The decrease in other expense, net was primarily attributable to lower equity losses from our investment in Ventures III in the first six months of 2002, over the same period in 2001.


INTEREST EXPENSE

      2002 - 2001                                             (Decrease)
--------------------------------------------------------------------------------
      Six Months                                           $(5.1)      (11.8)%
--------------------------------------------------------------------------------

     Interest expense includes costs associated with borrowing and capital leases, net of capitalized interest costs. We capitalize interest associated with the acquisition or construction of plant assets. Capitalized interest is reported as a cost of plant and a reduction in interest expense.

     Interest expense decreased in the first six months of 2002, over the same period in 2001, primarily as a result of lower interest rates on short-term debt with an affiliate. This decrease was partially offset by the effect of higher levels of long-term debt.


EFFECTIVE INCOME TAX RATES

      Six Months Ended June 30,
--------------------------------------------------------------------------------
      2002                                                      41.6%
--------------------------------------------------------------------------------
      2001                                                      42.5%
--------------------------------------------------------------------------------

     The effective income tax rate is the provision for income taxes as a percentage of income before provision for income taxes and extraordinary item. Our effective income tax rate was lower for the six months ended June 30, 2002, compared to the same period in 2001, primarily due to the effect of lower equity losses associated with our investment in Ventures III, for which we do not recognize income tax benefits.


EARLY EXTINGUISHMENT OF DEBT

     During March 2002, we recorded extraordinary charges associated with the early extinguishment of long-term debt, which reduced net income by $.6 million (net of income tax benefits of $.4 million).

     See Note 5 to the Condensed Financial Statements.

                             Verizon Maryland Inc.

OTHER MATTERS
-------------

In-Region Long Distance

     Under the Telecommunications Act of 1996, our ability to offer in-region long distance services (that is, services originating in the state where we operate as a local exchange carrier) is largely dependent on satisfying specified requirements. The requirements include a 14-point "competitive checklist" of steps which we must take to help competitors offer local services through resale, through purchase of UNEs, or by interconnecting their own networks to ours. We must also demonstrate to the FCC that entry into the in-region long distance market would be in the public interest.

     We have filed a state application for support of our anticipated application with the FCC for permission to enter the in-region long distance market in Maryland. In-region long distance would be offered by a separate non-regulated subsidiary of Verizon Communications Inc. as required by law.

Recent Accounting Pronouncements

     Asset Retirement Obligations

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. We are required to adopt SFAS No. 143 effective January 1, 2003. We are currently evaluating the impact this new standard will have on our future results of operations or financial position.

     Debt Extinguishment

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145, among other things, eliminates the requirement that all gains and losses on the extinguishment of debt must be classified as extraordinary items on the income statement, thereby permitting the classification of such gains and losses as extraordinary items only if the criteria of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," are met. We are required to adopt this provision of SFAS No. 145 no later than January 1, 2003 and upon adoption we will reclassify in our statements of income previously reported extraordinary charges for the early extinguishment of debt to income from continuing operations.

     Exit or Disposal Activities

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." EITF Issue No. 94-3 required accrual of liabilities related to exit and disposal activities at a plan (commitment) date. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this standard are effective for exit or disposal activities that are initiated after December 31, 2002.

                             Verizon Maryland Inc.

Compensation for Internet Traffic

     We continue to incur expenditures related to reciprocal compensation arrangements with CLECs and other carriers to terminate calls on their network.

     On April 27, 2001, the FCC released an order addressing intercarrier compensation for dial-up connections for Internet-bound traffic. The FCC found that Internet-bound traffic is interstate and subject to the FCC's jurisdiction. Moreover, the FCC again found that Internet-bound traffic is not subject to reciprocal compensation under Section 251(b)(5) of the 1996 Act. Instead, the FCC established federal rates per minute for this traffic that decline from $0.0015 to $0.0007 over a three-year period. The FCC order also sets caps on the total minutes of this traffic that may be subject to any intercarrier compensation and requires that incumbent local exchange carriers must offer to pay reciprocal compensation for local traffic at the same rate as they are required to pay on Internet-bound traffic. On May 3, 2002 the U.S. Court of Appeals for the D.C. Circuit remanded the April 27, 2001 FCC order for further proceedings. It did not vacate the interim pricing rules established in that order and they remain in effect.

     Several parties, including Pac-West Telecomm and Focal Communications Corp. have requested rehearing, asking the court to vacate the underlying order. A decision on the rehearing petitions remains pending, and the FCC's underlying order remains in effect.

                             Verizon Maryland Inc.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        There were no proceedings reportable under this Item.

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits:

             Exhibit
             Number
             ------
               3b      Amended Bylaws of Verizon Maryland Inc.

               12      Computation of Ratio of Earnings to Fixed Charges.

        (b)  Reports on Form 8-K:

             There were no Current Reports on Form 8-K filed during the quarter ended June 30, 2002.

                             Verizon Maryland Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Verizon Maryland Inc.




Date:  August 14, 2002                 By  /s/ Edwin F. Hall
                                           -----------------------------
                                               Edwin F. Hall
                                               Controller

      UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF AUGUST 7, 2002.

                                  EXHIBIT INDEX

             Exhibit
             Number
             ------
                 3b      Amended Bylaws of Verizon Maryland Inc.

                 12      Computation of Ratio of Earnings to Fixed Charges.